Form 10-Q
period 2020-03-31
JAKKS PACIFIC INC
filed 2020-05-15
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020
or
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
The number of shares outstanding of the issuer’s common stock is 35,548,456 as of May 15, 2020.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2020
ITEMS IN FORM 10-Q

EXPLANATORY NOTE

As of the date of filing of this Quarterly Report on Form 10-Q (this “Report”), there are many uncertainties regarding the current Novel Coronavirus (“COVID-19”) pandemic, including the scope of health issues, the possible duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. To date, the COVID-19 pandemic has had far-reaching impacts on many aspects of the operations of JAKKS Pacific, Inc. (the “Company”, “we,” “our” or “us”), including on consumer behavior, customer store traffic, production capabilities, timing of product availability, our employees’ personal and business lives, and the market generally. The scope and nature of these impacts continue to evolve each day. The COVID-19 pandemic has resulted in, and may continue to result in, regional and local quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, adverse impacts on our business, financial condition and results of operations. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures intended to help minimize the risk to our Company, employees and customers, including the following:

•On March 23, 2020, we encouraged our staff to begin working from home. We expect that to be our operating model for an undetermined period of time, and to the extent permitted by federal, state and local instructions to reopen;

•We identified expense reductions that we intend to implement throughout the remainder of fiscal 2020, as necessary;

•Although our distribution center in City of Industry, California currently continues to operate, we continue to evaluate its operations, and may elect, or be required, to shut down its operations temporarily at any time in the future;

•We have suspended all non-essential travel for our employees; and

•We are discouraging employee attendance at industry events and in-person work-related meetings.

Each of the remedial measures taken by the Company has had, and we expect will continue to have, adverse impacts on our current business, financial condition and results of operations, and may create additional risks for our Company. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, and relationships with our licensors. We expect to continue to assess the evolving impact of the COVID-19 pandemic on our customers, consumers, employees, supply chain, and operations, and intend to make adjustments to our responses accordingly. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business, financial condition, and results of operations will depend on how the COVID-19 pandemic and its impact continues to develop in the United States and elsewhere in the world, which remains highly uncertain and cannot be predicted at this time.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	March 31, 2020	December 31, 2019
	(Unaudited)
Current assets
Cash and cash equivalents	$39,467	$61,613
Restricted cash	4,561	4,673
Accounts receivable, net of allowance for doubtful accounts of $3,156 and $3,394 at March 31, 2020 and December 31, 2019, respectively	64,761	117,942
Inventory	48,233	54,259
Prepaid expenses and other assets	18,802	21,898
Total current assets	175,824	260,385
Property and equipment
Office furniture and equipment	11,752	11,678
Molds and tooling	103,491	103,335
Leasehold improvements	6,852	6,808
Total	122,095	121,821
Less accumulated depreciation and amortization	106,696	106,562
Property and equipment, net	15,399	15,259
Operating lease right-of-use assets, net	29,824	32,081
Other long term assets	17,691	18,926
Intangible assets, net	2,792	3,188
Goodwill	35,083	35,083
Trademarks	300	300
Total assets	$276,913	$365,222
Liabilities, Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$22,785	$61,196
Accrued expenses	22,056	39,515
Reserve for sales returns and allowances	31,743	38,365
Income taxes payable	347	2,492
Short term operating lease liabilities	9,592	9,451
Short term debt, net	1,905	1,905
Total current liabilities	88,428	152,924
Long term operating lease liabilities	23,120	25,632
Debt, non-current portion, net of issuance costs and debt discounts	169,397	174,962
Other liabilities	3,319	5,409
Income taxes payable	1,471	1,565
Deferred income taxes, net	226	226
Total liabilities	285,961	360,718

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	790	483

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,548,456 and 35,210,371 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	36	36
Additional paid-in capital	200,248	200,475
Accumulated deficit	(195,187)	(183,149)
Accumulated other comprehensive loss	(16,056)	(14,422)
Total JAKKS Pacific, Inc. stockholders' equity (deficit)	(10,959)	2,940
Non-controlling interests	1,121	1,081
Total stockholders' equity (deficit)	(9,838)	4,021
Total liabilities, preferred stock and stockholders' equity (deficit)	$276,913	$365,222
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2020	2019
Net sales	$66,557	$70,826
Cost of sales	50,207	56,486
Gross profit	16,350	14,340
Selling, general and administrative expenses	32,336	35,266
Restructuring charge	—	248
Acquisition related and other	—	2,867
Loss from operations	(15,986)	(24,041)
Income from joint ventures	2	—
Other income (expense), net	38	83
Change in fair value of preferred stock derivative liability	2,082	—
Change in fair value of convertible senior notes	7,675	(2,423)
Interest income	14	27
Interest expense	(5,547)	(3,018)
Loss before provision for (benefit from) income taxes	(11,722)	(29,372)
Provision for (benefit from) income taxes	276	(245)
Net loss	(11,998)	(29,127)
Net income attributable to non-controlling interests	40	31
Net loss attributable to JAKKS Pacific, Inc.	$(12,038)	$(29,158)
Net loss attributable to common stockholders	$(12,345)	$(29,158)
Loss per share - basic and diluted	$(0.41)	$(1.24)
Shares used in loss per share - basic and diluted	30,208	23,557
Comprehensive loss	$(13,632)	$(27,824)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(13,672)	$(27,855)
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

Three Months Ended March 31, 2020
(Unaudited)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity (Deficit)	Non- Controlling Interests	Total Stockholders' Equity (Deficit)

Balance, December 31, 2019	$36	$—	$200,475	$(183,149)	$(14,422)	$2,940	$1,081	$4,021
Stock-based compensation expense	—	—	252	—	—	252	—	252
Repurchase of common stock for employee tax withholding	—	—	(172)	—	—	(172)	—	(172)
Preferred stock accrued dividends	—	—	(307)	—	—	(307)	—	(307)
Net income (loss)	—	—	—	(12,038)	—	(12,038)	40	(11,998)
Foreign currency translation adjustment	—	—	—	—	(1,634)	(1,634)	—	(1,634)
Balance, March 31, 2020	$36	$—	$200,248	$(195,187)	$(16,056)	$(10,959)	$1,121	$(9,838)

Three Months Ended March 31, 2019
(Unaudited)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity (Deficit)	Non- Controlling Interests	Total Stockholders' Equity (Deficit)

Balance, December 31, 2018	$30	$(24,000)	$218,155	$(127,601)	$(15,847)	$50,737	$912	$51,649
Stock-based compensation expense	—	—	618	—	—	618	—	618
Repurchase of common stock for employee tax withholding	—	—	(249)	—	—	(249)	—	(249)
Net income (loss)	—	—	—	(29,158)	—	(29,158)	31	(29,127)
Foreign currency translation adjustment	—	—	—	—	1,303	1,303	—	1,303
Balance, March 31, 2019	$30	$(24,000)	$218,524	$(156,759)	$(14,544)	$23,251	$943	$24,194
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2020	2019
Cash flows from operating activities
Net loss	$(11,998)	$(29,127)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Provision for doubtful accounts	(225)	(93)
Depreciation and amortization	1,882	3,234
Payment-in-kind interest	1,155	—
Amortization of debt discount	693	—
Write-off and amortization of debt issuance costs	351	606
Share-based compensation expense	252	618
Gain on disposal of property and equipment	—	(62)
Change in fair value of convertible senior notes	(7,675)	2,423
Change in fair value of preferred stock derivative liability	(2,082)	—
Changes in operating assets and liabilities:
Accounts receivable	53,406	54,578
Inventory	6,026	9,195
Prepaid expenses and other assets	4,242	(11,592)
Accounts payable	(38,452)	(28,436)
Accrued expenses	(17,459)	69
Reserve for sales returns and allowances	(6,622)	(3,394)
Income taxes payable	(2,239)	3
Other liabilities	(122)	83
Total adjustments	(6,869)	27,232
Net cash used in operating activities	(18,867)	(1,895)
Cash flows from investing activities
Purchases of property and equipment	(1,585)	(2,459)
Net cash used in investing activities	(1,585)	(2,459)
Cash flows from financing activities
Repayment of credit facility borrowings	—	(7,500)
Repurchase of common stock for employee tax withholding	(172)	(249)
Net cash used in financing activities	(172)	(7,749)
Net decrease in cash, cash equivalents and restricted cash	(20,624)	(12,103)
Effect of foreign currency translation	(1,634)	1,303
Cash, cash equivalents and restricted cash, beginning of period	66,286	58,205
Cash, cash equivalents and restricted cash, end of period	$44,028	$47,405
Cash paid during the period for:
Income taxes	$2,567	$(61)
Interest	$5,642	$838

As of March 31, 2020, there was $2.1 million of property and equipment purchases included in accounts payable. As of March 31, 2019, there was $2.1 million of property and equipment purchases included in accounts payable.
See Notes 1, 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020

Note 1 — Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2019.

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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new standard was initially effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10 which deferred the effective date of ASU 2016-13 by three years for Smaller Reporting Companies. As a result, the effective date for the standard is fiscal years beginning after December 15, 2022, and interim periods therein, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its condensed consolidated financial statements.

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
In October 2018, the FASB issued ASU 2018-17, "Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities," which improves the accounting for variable interest entities by considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. This new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments are required to be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The adoption of this standard did not have an impact on the Company's condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax assets for investments. The guidance also reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. This new standard is effective for the Company for fiscal years beginning January 1, 2021, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its condensed consolidated financial statements.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
As of March 31, 2020 and December 31, 2019, the Company held cash and cash equivalents, including restricted cash, of $44.0 million and $66.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $29.3 million and $27.0 million as of March 31, 2020 and December 31, 2019, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of March 31, 2020.
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

As of March 31, 2020, the Company has substantial indebtedness including $134.8 million of outstanding indebtedness under a First Lien Term Loan Facility Credit Agreement (the “New Term Loan Agreement”). As of March 31, 2020, the Company has no outstanding indebtedness under an amended and extended Credit Agreement (the “Amended ABL Credit Agreement” or “Amended Wells Fargo Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
The Company was in compliance with the financial covenants under the New Term Loan Agreement as of March 31, 2020. Given the current uncertainties created by the COVID-19 pandemic, there can be no assurance as to our ability to achieve the minimum EBITDA threshold required under the New Term Loan Agreement. Failure to satisfy such requirement would constitute an event of default under the New Term Loan Agreement and Amended ABL Credit Agreement unless the lenders agree to waive compliance with such requirement. The Company’s ability to fund operations and retire debt when due is dependent on a number of factors, some of which are beyond the Company's control and/or inherently difficult to estimate, including the Company's future operating performance and the factors mentioned above, among other risks and uncertainties. To the extent the Company is unable to fund its operations or retire debt when due, no assurances can be given that the Company will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future debt or equity financings, which could have a material adverse impact on the Company’s business, results of operations and financial condition. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued.

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

The Company’s Condensed Consolidated Financial Statements as of March 31, 2020 are being prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.
Note 2 — Business Segments, Geographic Data, and Sales by Major Customers
The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio of products. The Company recently re-aligned its products into two reporting segments to better reflect the management and operation of the business. The Company’s segments are (i) Toys/Consumer Products and (ii) Halloween. Prior year’s segment reporting has been restated to reflect this change.
The Toys/Consumer Products segment includes action figures, vehicles, play sets, plush products, dolls, electronic products, construction toys, infant and pre-school toys, role play and everyday costume play, foot to floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, kids’ indoor and outdoor furniture, and related products.
Within the Halloween segment, the Company markets and sells Halloween costumes and accessories and everyday costume play products, primarily in the U.S. and Canada.
Segment performance is measured at the operating income (loss) level. All sales are made to external customers and general corporate expenses have been attributed to the segments based upon relative sales volumes. Segment assets are primarily comprised of accounts receivable and inventories, net of applicable reserves and allowances, goodwill and other assets.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Sales
Toys/Consumer Products	$62,565	$67,186
Halloween	3,992	3,640
	$66,557	$70,826

	Three Months Ended March 31,
	2020	2019
Loss from Operations
Toys/Consumer Products	$(12,739)	$(19,877)
Halloween	(3,247)	(4,164)
	$(15,986)	$(24,041)

	Three Months Ended March 31,
	2020	2019
Depreciation and Amortization Expense
Toys/Consumer Products	$1,824	$3,137
Halloween	58	97
	$1,882	$3,234

	March 31, 2020	December 31, 2019
Assets
Toys/Consumer Products	$266,365	$356,584
Halloween	10,548	8,638
	$276,913	$365,222
The following tables present information about the Company by geographic area as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 (in thousands):

	March 31, 2020	December 31, 2019
Long-lived Assets
China	$11,846	$11,461
United States	3,329	3,556
Hong Kong	224	242
	$15,399	$15,259

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020

	Three Months Ended March 31,
	2020	2019
Net Sales by Customer Area
United States	$51,918	$57,558
Europe	7,618	7,191
Canada	2,348	2,560
Asia	1,770	1,591
Australia & New Zealand	1,531	906
Latin America	1,000	865
Middle East & Africa	372	155
	$66,557	$70,826
Major Customers
Net sales to major customers for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2020		2019
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$18,510	27.8%	$22,109	31.2%
Target	14,615	22.0	12,179	17.2
	$33,125	49.8%	$34,288	48.4%
No other customer accounted for more than 10% of the Company's total net sales.
As of March 31, 2020 and December 31, 2019, the Company’s three largest customers accounted for approximately 76.7% and 56.9%, respectively, of the Company’s gross accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.
Note 3 — Inventory
Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$48	$144
Finished goods	48,185	54,115
	$48,233	$54,259

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
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
The Company disaggregates its revenues from contracts with customers by reporting segment: Toys/Consumer Products and Halloween. The Company further disaggregates revenues by major geographic region. See Note 2 - Business Segments, Geographic Data, and Sales by Major Customers, for further information.
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
The Company’s reserve for sales returns and allowances amounted to $31.7 million as of March 31, 2020, compared to $38.4 million as of December 31, 2019.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
Note 5 — Debt
        Convertible senior notes
Convertible senior notes consist of the following (in thousands):

	March 31, 2020	December 31, 2019
4.875% convertible senior notes due 2020	$1,905	$1,905
3.25% convertible senior notes due 2023*	43,745	50,753
Total convertible senior notes	$45,650	$52,658

* The amounts presented for the 3.25% convertible senior notes due 2023 within the table represent the fair value as of March 31, 2020 and December 31, 2019 (see Note 16 - Fair Value Measurements). The principal amount of these notes totaled $37.6 million as of March 31, 2020 and December 31, 2019.
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
March 31, 2020
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
A director of the Company is a portfolio manager at Oasis Management.
The Company has elected to measure and present the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a gain of $7.0 million (net of payment-in-kind interest of $0.7 million) for the three months ended March 31, 2020, related to changes in the fair value of the New Oasis Notes. At March 31, 2020 and December 31, 2019, the debt held by Oasis had a fair value of approximately $43.7 million and $50.8 million, respectively. The Company evaluated its credit risk as of March 31, 2020, and determined that there was no change from December 31, 2019.
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
March 31, 2020
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
The fair value of the 4.875% convertible senior notes due 2020 as of March 31, 2020 and December 31, 2019 was $1.8 million and $1.7 million, respectively, based upon the most recent quoted market prices. The fair value of the convertible senior notes is considered to be Level 3 measurements on the fair value hierarchy.
Amortization expense classified as interest expense related to debt issuance costs of the Company's convertible senior notes was nil and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

        Term Loan
Term loan consists of the following (in thousands):

	March 31, 2020			December 31, 2019
	Principal Amount**	Debt Discount/ Issuance Costs*	Net Amount	Principal Amount**	Debt Discount/ Issuance Costs*	Net Amount
Term Loan	$134,801	$(11,364)	$123,437	$134,801	$(12,319)	$122,482

* The term loan was valued using the discounted cash flow method to determine the implied debt discount. The debt discount and issuance costs are being amortized over the life of the term loan.

** The amount presented excludes accrued, but unpaid, payment-in-kind interest of $2.2 million and $1.3 million of March 31, 2020 and December 31, 2019, respectively.

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
March 31, 2020
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

Amortization expense classified as interest expense related to the $3.8 million of debt issuance costs associated with the issuance of the New Term Loan was $0.3 million for the three months ended March 31, 2020.

Amortization expense classified as interest expense related to the $10.1 million debt discount associated with the issuance of the New Term Loan was $0.7 million for the three months ended March 31, 2020.

The fair value of the New Term Loan as of March 31, 2020 and December 31, 2019 was $114.8 million and $123.4 million, respectively. The estimated fair value was calculated using a discounted cash flow method and is classified as Level 3 within the fair value hierarchy.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
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
The obligations under the Amended ABL Credit Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of March 31, 2020, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $9.8 million and the total excess borrowing capacity was $32.0 million. As of December 31, 2019, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $9.2 million and the total excess borrowing capacity was $41.8 million.
The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of March 31, 2020 and December 31, 2019, the Company was in compliance with the financial covenants under the Amended ABL Facility and the previous Credit Facility, as applicable.

Any amounts borrowed under the Amended ABL Facility accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of March 31, 2020, the weighted average interest rate on the credit facility with Wells Fargo was 0%. As of December 31, 2019, the weighted average interest rate on the credit facility with Wells Fargo was 4.53%.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
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

As of March 31, 2020, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $9.8 million.

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

Amortization expense classified as interest expense related to the $1.3 million of debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) and $1.1 million of debt issuance costs associated with the transaction that closed on August 9, 2019 (i.e., Amended ABL Facility) was $0.1 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

Note 7 — Income Taxes

The Company’s income tax expense of $0.3 million for the three months ended March 31, 2020 reflects an effective tax rate of (2.4)%. The Company’s income tax benefit of $0.2 million for the three months ended March 31, 2019 reflects an effective tax rate of 0.8%. The tax expense for the three months ended March 31, 2020 relates to foreign income taxes partially offset by discrete items. The majority of the tax benefit for the three months ended March 31, 2019 relates to foreign income taxes partially offset by discrete items.

The United States Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into federal law on March 27, 2020. The CARES Act is an emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. However, the Company does not anticipate these benefits will have a material financial impact.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
Note 8 — Loss Per Share
The following table is a reconciliation of the weighted average shares used in the computation of income (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(11,998)	$(29,127)
Net income attributable to non-controlling interests	40	31
Net loss attributable to JAKKS Pacific, Inc.	(12,038)	(29,158)
Preferred stock dividend	307	—
Net loss attributable to common stockholders	$(12,345)	$(29,158)
Weighted average common shares outstanding - basic and diluted	30,208	23,557
Loss per share available to common stockholders - basic and diluted	$(0.41)	$(1.24)
Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options, restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding for the three months ended March 31, 2019 excludes 3,112,840 shares repurchased pursuant to a prepaid forward share repurchase agreement associated with the issuance of the convertible senior notes due 2020. These shares were retired on September 13, 2019. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled 43,911,044 and 27,048,339 for the three months ended March 31, 2020 and March 31, 2019, respectively.
Note 9 — Common Stock and Preferred Stock
        Common Stock
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
During the first quarter of 2019, certain employees, including two executive officers surrendered an aggregate of 166,699 shares of restricted stock for approximately $249,000 to cover income taxes due on the vesting of restricted shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
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

In January 2020, the Company issued an aggregate of 704,208 shares of restricted stock at a value of approximately $0.7 million to two executive officers, which vest, in four equal annual installments over four years.

During the first quarter of 2020, certain employees, including two executive officers surrendered an aggregate of 166,400 shares of restricted stock for $172,000 to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 262,136 shares of restricted stock granted in 2017 was forfeited during the first quarter of 2020.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

No dividend was declared or paid in the three months ended March 31, 2020 or 2019.
Preferred Stock
On August 9, 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of March 31, 2020 and December 31, 2019, 200,000 shares of Series A Preferred Stock were outstanding.
Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).
The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No dividends have been declared or paid. For the three months ended March 31, 2020, the Company recorded $307,000 of preferred stock dividends as an increase in the value of the Series A Preferred Stock.
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
March 31, 2020
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
March 31, 2020
Accordingly, these two embedded derivatives are required to be bundled into a single derivative instrument and accounted for separately from the Series A Preferred Stock at fair value.

The Company considers the repurchase option to have no value as the likelihood is remote that this event, within the Company’s control, would ever occur. On August 9, 2019 the Company determined that the fair value of the redemption provision upon a change of control was $4.9 million and recorded as a long term liability. In subsequent periods, the liability is accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company's condensed consolidated statements of operations. The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was based on management’s estimates of the probability of a change of control event occurring.

As of March 31, 2020, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $790,000, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $3.2 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

2020
Balance, January 1,	$483
Preferred stock accrued dividends	307
Balance, March 31,	$790

Note 10 — Joint Ventures
The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the three months ended March 31, 2020 and 2019, the Company recognized income from the joint venture of $2,000 and nil, respectively.
As of March 31, 2020 and December 31, 2019, the balance of the investment in the Pacific Animation Partners joint venture is nil.
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
March 31, 2020
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

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income was $40,000 and $31,000 for the three months ended March 31, 2020 and 2019, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income from the joint venture for the three months ended March 31, 2020 and 2019 was nil. As of March 31, 2019, Meisheng beneficially owns more than 10% of the Company’s outstanding common stock.

In March 2017, the Company entered into an equity purchase agreement with Meisheng which provided, among other things, that as long as Meisheng and its affiliates hold 10% or more of the issued and outstanding shares of common stock of the Company, Meisheng shall have the right from time to time to designate a nominee (who currently is Mr. Xiaoqiang Zhao) for election to the Company’s board of directors.

Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the three months ended March 31, 2020 and 2019, the Company made inventory-related payments to Meisheng of approximately $9.0 million and $2.2 million, respectively. As of March 31, 2020 and 2019, amounts due Meisheng for inventory received by the Company, but not paid totaled $8.4 million and $0.6 million, respectively.
Note 11 — Goodwill
The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on several factors that occurred during the quarters ended March 31, 2020 and March 31, 2019, the Company determined the fair value of its reporting units should be retested for potential impairment. As a result of the retesting performed, no goodwill impairment was determined to have occurred for the three months ended March 31, 2020 and 2019.

As of March 31, 2020, $35.1 million of goodwill was allocated to the Toys/Consumer Products reporting unit, which had a negative carrying value.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
Note 12 — Intangible Assets Other Than Goodwill
Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of March 31, 2020 and December 31, 2019 include the following (in thousands, except for weighted useful lives):

		March 31, 2020			December 31, 2019
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(20,130)	$—	$20,130	$(19,988)	$142
Product lines	10.36	4,846	(2,054)	2,792	4,846	(1,800)	3,046
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$31,328	$(28,536)	$2,792	$31,328	$(28,140)	$3,188
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300

Note 13 — Comprehensive Loss
The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Loss	$(11,998)	$(29,127)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,634)	1,303
Comprehensive loss	(13,632)	(27,824)
Less: Comprehensive income attributable to non-controlling interests	40	31
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(13,672)	$(27,855)

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
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
Note 15 — Share-Based Payments
The Company’s 2002 Stock Award and Incentive Plan (the “Plan”), as amended, provides for the awarding of stock options, restricted stock and restricted stock units to certain key employees, executive officers and non-employee directors. Current awards under the Plan include grants to directors, executive officers and certain key employees of restricted stock awards and units, with vesting contingent upon (a) the completion of specified service periods ranging from one to five years and/or (b) meeting certain financial performance and/or market-based metrics. Unlike the restricted stock awards, the shares for the restricted stock units are not issued until they vest. The Plan is more fully described in Notes 15 and 18 to the Consolidated Financial Statements in the Company’s 2019 Annual Report on Form 10-K.
The following table summarizes the total share-based compensation expense recognized for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Share-based compensation expense	$252	$618
Restricted Stock Awards
Restricted stock award activity (including those with performance-based vesting criteria) for the three months ended March 31, 2020 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	5,593,069	$1.60
Awarded	704,208	1.03
Vested	(694,402)	2.18
Forfeited	(262,136)	1.29
Outstanding, March 31, 2020	5,340,739	1.47
As of March 31, 2020, there was $3.5 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.35 years.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
Restricted Stock Units
        Restricted stock unit activity (including those with performance-based vesting criteria) for the three months ended March 31, 2020 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	1,027,183	$2.34
Awarded	—	—
Vested	(67,678)	5.15
Forfeited	(134,770)	3.51
Outstanding, March 31, 2020	824,735	1.92
As of March 31, 2020, there was $0.5 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.11 years.
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
The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Carrying Amount as of March 31, 2020	Fair Value Measurements as of March 31, 2020
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2023	$43,745	$—	$—	$43,745
Preferred stock derivative liability	3,165	—	—	3,165

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020

	Carrying Amount as of December 31, 2019	Fair Value Measurements as of December 31, 2019
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2023	$50,753	$—	$—	$50,753
Preferred stock derivative liability	5,247	—	—	5,247

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

3.25% convertible senior notes due in 2023	2020
Balance, January 1,	$50,753
Change in fair value	(7,675)
Payment-in-kind interest	667
Balance, March 31,	$43,745

Preferred stock derivative liability	2020
Balance, January 1,	$5,247
Change in fair value	(2,082)
Balance, March 31,	$3,165

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

The Company’s accounts receivable, accounts payable, and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
Note 17 — Subsequent Event

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

In connection with the Company’s continued efforts to restore profitability, on April 17, 2020, the Company commenced a planned 26% reduction in its workforce. The Company expects to incur severance and restructuring charges of approximately $1.7 million, consisting solely of cash expenditures for employee termination and severance costs, starting in the second quarter of 2020 through the end of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.
Critical Accounting Policies and Estimates
The accompanying condensed consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:
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

We disaggregate our revenues from contracts with customers by reporting segment: Toys/Customer Products and Halloween. We further disaggregate revenues by major geographic region. See Note 2 to the Condensed Consolidated Financial Statements for further information.

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

Our reserve for sales returns and allowances amounted to $31.7 million as of March 31, 2020 and $38.4 million as of December 31, 2019.
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
In instances where the determination of the fair value measurement is based upon inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based upon the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. See Note 16 to the Condensed Consolidated Financial Statements included within for further information.
Goodwill and other indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually at the reporting unit level.
Factors we consider important that could trigger an impairment review include the following:
•significant underperformance relative to expected historical or projected future operating results;
•significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
•significant negative industry or economic trends.

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

Based on several factors that occurred during the quarters ended March 31, 2020 and March 31, 2019, we determined the fair value of our reporting units should be retested for potential impairment. As a result of the retesting performed, no goodwill impairment was determined to have occurred for the three month period ended March 31, 2020 and 2019.

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

Discrete Items for Income Taxes. The discrete benefit recorded in the three months ended March 31, 2020 is $20,000 which is primarily related to excess tax deficiencies fully offset by valuation allowance, state income taxes, and change in uncertain tax positions. For the comparable period in 2019, a discrete tax expense of $28,000 was recorded related to excess tax deficiencies fully offset by valuation allowance and change in uncertain tax positions.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of March 31, 2020 and December 31, 2019, our income tax reserves were approximately $1.5 million and $1.6 million, respectively. The $1.5 million balance primarily relates to the potential tax settlements in Hong Kong and adjustments in the area of withholding taxes. Our income tax reserves are included in income tax payable on the Condensed Consolidated Balance Sheets and within provision for (benefit from) income taxes on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements.

Results of Operations
The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	75.4	79.8
Gross profit	24.6	20.2
Selling, general and administrative expenses	48.6	49.8
Restructuring charge	—	0.3
Acquisition related and other	—	4.0
Loss from operations	(24.0)	(33.9)
Income from joint ventures	—	—
Other income (expense), net	0.1	0.1
Change in fair value of preferred stock derivative liability	3.1	—
Change in fair value of convertible senior notes	11.5	(3.4)
Interest income	—	—
Interest expense	(8.3)	(4.3)
Loss before provision for (benefit from) income taxes	(17.6)	(41.5)
Provision for (benefit from) income taxes	0.4	(0.4)
Net loss	(18.0)	(41.1)
Net income attributable to non-controlling interests	0.1	0.1
Net loss attributable to JAKKS Pacific, Inc.	(18.1)%	(41.2)%
The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Sales
Toys/Consumer Products	$62,565	$67,186
Halloween	3,992	3,640
	66,557	70,826
Cost of Sales
Toys/Consumer Products	47,436	53,299
Halloween	2,771	3,187
	50,207	56,486
Gross Profit
Toys/Consumer Products	15,129	13,887
Halloween	1,221	453
	$16,350	$14,340

Comparison of the Three Months Ended March 31, 2020 and 2019

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $62.6 million for the three months ended March 31, 2020 compared to $67.2 million for the prior year period, representing a decrease of $4.6 million, or 6.8%. The decrease in net sales was primarily driven by an approximate 50% decline in our Seasonal and Boy's division. The decline in Seasonal products included the discontinuation of FunNoodle and a decline in Morf products. In addition, the decline in Boy's products included anticipated declines in Godzilla and Harry Potter, partially offset by sales of product based on the Q1 theatrical release of Sonic the Hedgehog. From an overall segment, perspective, this downside was partially offset by higher Frozen-driven sales in our Disney division.

Halloween. Net sales of our Halloween segment were $4.0 million for the three months ended March 31, 2020 compared to $3.6 million for the prior year period, representing an increase of $0.4 million, or 11.1%. The increase represented some early orders as some customers began to react to supply-chain concerns as COVID-19 awareness began to surface in China, as well as some early orders placed as part of our continued international expansion of the business.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $47.4 million, or 75.7% of related net sales for the three months ended March 31, 2020 compared to $53.3 million, or 79.3% of related net sales for the prior year period, representing a decrease of $5.9 million, or 11.1%. The decrease in dollars tracks to lower overall sales in 2020. The decrease as a percentage of net sales, year over year, is due to improved product margin in some brands and categories and lower obsolescence expense than prior year’s quarter. This increase in gross margin is partially offset by higher royalties.

Halloween. Cost of sales of our Halloween segment was $2.8 million, or 70.0% of related net sales for the three months ended March 31, 2020 compared to $3.2 million, or 88.9% of related net sales for the prior year period, representing a decrease in dollars of $0.4 million, or 12.5%. The decrease in dollars and decrease in percent of net sales is primarily due to ongoing efforts to design and develop to improved product margins, although some improvements were partially offset by higher royalties.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $32.3 million for the three months ended March 31, 2020 compared to $35.3 million for the prior year period constituting 48.6% and 49.8% of net sales, respectively. Selling, general and administrative expenses decreased by $3.0 million from the prior year period primarily driven by lower payroll expense, temporary help, and travel expenses. The quarter also reflects the impact of our Hong Kong Office space consolidation and a decrease in intangibles amortization due to the write-down of our Maui intangibles in Q4 2019.

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

Interest Expense

Interest expense was $5.5 million for the three months ended March 31, 2020, as compared to $3.0 million in the prior year period. During the three months ended March 31, 2020, we booked interest expense of $0.6 million related to our convertible senior notes, $4.7 million related to our Term Loan, and $0.2 million related to our revolving credit facility. During the three months ended March 31, 2019, we booked interest expense of $1.8 million related to our convertible senior notes due in 2020, and $1.2 million related to our revolving credit and term loan facility.

Provision for (Benefit from) Income Taxes

        Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.3 million, or an effective tax rate of (2.4%), for the three months ended March 31, 2020. During the comparable period in 2019, our income tax benefit was $0.2 million, or an effective tax rate of 0.8%.

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

Liquidity and Capital Resources

As of March 31, 2020, we had working capital of $87.4 million, compared to $107.5 million as of December 31, 2019. The decrease was primarily attributable to the net loss and a lower accounts receivable balance, partially offset by lower accounts payable and accrued expense balances.

Operating activities used net cash of $18.9 million in the three months ended March 31, 2020, as compared to $1.9 million in the prior year period. Net cash during the three months ended March 31, 2020 was primarily impacted by a decrease in accounts payable, accrued expenses and reserve for sales returns and allowances, partially offset by a decrease in accounts receivable. Net cash during the three months ended March 31, 2019 was primarily impacted by a decrease in accounts receivable, partially offset by a decrease in accounts payable. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 21% payable on net sales of such products. As of March 31, 2020, these agreements required future aggregate minimum royalty guarantees of $51.2 million, exclusive of $28.5 million in advances already paid. Of this $51.2 million future minimum royalty guarantee, $40.9 million is due over the next twelve months.

Our investing activities used net cash of $1.6 million in the three months ended March 31, 2020, as compared to using net cash of $2.5 million in the prior year period, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Our financing activities used net cash of $0.2 million for the three months ended March 31, 2020, consisting of the repurchase of common stock for employee tax withholding. Our financing activities used net cash of $7.7 million in the three months ended March 31, 2019, primarily consisting of the repayment of credit facility borrowings.

As of March 31, 2020, we have substantial indebtedness including $134.8 million of outstanding indebtedness under a First Lien Term Loan Facility Credit Agreement (the “New Term Loan Agreement). As of March 31, 2020, we have no outstanding indebtedness under an amended and extended Credit Agreement (the “Amended ABL Credit Agreement” or “Amended Wells Fargo Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).

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

We were in compliance with the financial covenants under the New Term Loan Agreement as of March 31, 2020. Given the current uncertainties created by the COVID-19 pandemic, as discussed further in Note 1 "Basis of Presentation," there can be no assurance as to our ability to achieve the minimum EBITDA threshold required under the New Term Loan Agreement. Failure to satisfy such requirement would constitute an event of default under the New Term Loan Agreement and Amended ABL Credit Agreement unless the lenders agreed to waive compliance with such requirement.

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

In connection with the Recapitalization Transaction, 2020 Notes outstanding with a face amount of $111.1 million of the total $113.0 million that were outstanding at the time of the Recapitalization Transaction were refinanced and the maturity dates effectively extended. Of the refinanced amount, $103.8 million was refinanced with the Investor Parties through the issuance of the New Common Equity, the New Preferred Equity (see Note 9 — Common Stock and Preferred Stock) and new secured term debt that matures in February 2023 (see Term Loan section below). Additionally, $1.0 million of accrued interest was refinanced with the Investor Parties. The remaining refinanced amount of $7.3 million was exchanged into the New $8.0 million Oasis Note discussed above. The remaining $1.9 million principal amount of 2020 Notes are due and payable on June 1, 2020.

Term Loan

On August 9, 2019, in connection with the Recapitalization Transaction, we entered into a First Lien Term Loan Facility Credit Agreement, (the “New Term Loan Agreement”), with certain holders of the 2020 Notes, or the Investor Parties, and Cortland Capital Market Services LLC, as agent, for a $134.8 million first-lien secured term loan (the “New Term Loan”). We also issued common stock and preferred stock (see Note 9 — Common Stock and Preferred Stock) to the Investor Parties.

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

Wells Fargo

In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on September 27, 2019, except that the Credit Facility would mature on June 15, 2018 if we did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, we entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, we revised certain of the Credit Facility documents (and entered into new ones) so that certain of our Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds we can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. In August 2019, in connection with the Recapitalization Transaction (See Note 5 — Debt), we entered into the Amended ABL Credit Agreement with Wells Fargo). The Amended ABL Credit Agreement, amends, extends and restates our existing Credit Facility, dated as of March 27, 2014, as amended, with GECC and subsequently assigned to Wells Fargo, to, among other things, decrease the borrowing capacity from $75.0 million to $60.0 million and extend the maturity to August 9, 2022.

The obligations under the Amended ABL Credit Agreement are guaranteed by us, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries and are secured by substantially all of our assets, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of March 31, 2020, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $9.8 million and the total excess borrowing capacity was $32.0 million. As of December 31, 2019, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $9.2 million and the total excess borrowing capacity was $41.8 million.

The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of March 31, 2020 and December 31, 2019, we are in compliance with the financial covenants under the Amended ABL Credit Agreement and the previous Credit Facility, as applicable.

Any amounts borrowed under the Amended ABL Credit Agreement accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of March 31, 2020, the weighted average interest rate on the credit facility with Wells Fargo was 0%. As of December 31 2019, the weighted average interest rate on the credit facility with Wells Fargo was 4.53%.

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

The Term Loan required the repayment of principal in the amount of 10% of the outstanding Term Loan per year (payable monthly) beginning after the first anniversary. All then-outstanding borrowings under the Term Loan would be due, and the Term Loan would terminate, no later than June 14, 2021, unless sooner terminated in accordance with its terms, which included the date of termination of the Wells Fargo Credit Facility and the date that is 91 days prior to the maturity of our various convertible senior notes due in 2020 (see Note 5 — Debt). We were permitted to prepay the Term Loan, which would have required a prepayment fee (i) in year one of up to any unearned and unpaid interest that would have become due and payable in year one had the prepayment not occurred plus 2% of the initial amount of the Term Loan (i.e., $20.0 million), (ii) in year two of 2% of the initial amount of the Term Loan and (iii) in year three of 1% of the initial amount of the Term Loan.

In August 2019, in connection with the Recapitalization Transaction (See Note 5 — Debt), we repaid in full and terminated the Term Loan Agreement.

We are subject to negative covenants which, during the life of the Amended Wells Fargo Credit Agreement and New Term Loan Agreement, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, and changing the character of our business. An outbreak of infectious disease, a pandemic or a similar public health threat, such as the 2019 Novel Coronavirus outbreak, or a fear of any of the foregoing, could adversely impact our ability to comply with such covenants. Our failure to comply with such covenants or any other breach of the Amended Wells Fargo Credit Agreement or New Term Loan Agreement could cause a default and we may then be required to repay borrowings under our Amended Wells Fargo Credit Agreement or New Term Loan Agreement with capital from other sources, or reach some other accommodation with those parties.

As of March 31, 2020 and December 31, 2019, we held cash and cash equivalents, including restricted cash, of $44.0 million and $66.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $29.3 million and $27.0 million as of March 31, 2020 and December 31, 2019, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of March 31, 2020.

Our primary sources of working capital are cash flows from operations and borrowings under our Amended Wells Fargo Credit Agreement (see Note 6 — Credit Facilities).

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

Off-Balance Sheet Arrangements

As of March 31, 2020, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $9.8 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of March 31, 2020, we have outstanding convertible senior notes payable of $1.9 million principal amount due June 2020 with a fixed interest rate of 4.875% per annum, $37.6 million principal amount due July 2023 with a fixed interest rate of (i) 3.25% per annum if paid in cash or 5.00% per annum if paid in stock plus (ii) 2.75% per annum payable in kind, as well as a $134.8 million term loan due February 2023 with a fixed interest rate of (i) 8.00% per annum plus (ii) 2.5% per annum payable in kind. As the interest rates on the notes and the term loan are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.
Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 6 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three months ended March 31, 2020, the maximum amount borrowed under the revolving credit facility was nil and the average amount of borrowings outstanding was nil. As of March 31, 2020, the amount of total borrowings outstanding under the revolving credit facility was nil.
Foreign Currency Risk
We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, the Netherlands, Germany, France, Canada and Mexico. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in the United Kingdom, the Netherlands, Germany, France, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the U.S. dollar exchange rates may positively or negatively affect our results of operations. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows. Therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of these foreign currencies.
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

Item 1A. Risk Factors

        Risk factors with respect to us and our business are contained in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes from the risk factors previously disclosed in such filing. The disclosures made in this Quarterly Report should be reviewed together with the risk factors contained therein.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (2)
3.1.2	Certificate of Amendment to Certificate of Designations of Series A Senior Preferred Stock of JAKKS Pacific, Inc. (3)
3.2	Second Amended and Restated By-laws of the Company (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (4)
32.1	Section 1350 Certification of Chief Executive Officer (4)
32.2	Section 1350 Certification of Chief Financial Officer (4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 9, 2019 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 15, 2020	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (2)
3.1.2	Certificate of Amendment to Certificate of Designations of Series A Senior Preferred Stock of JAKKS Pacific, Inc. (3)
3.2	Second Amended and Restated By-laws of the Company (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (4)
32.1	Section 1350 Certification of Chief Executive Officer (4)
32.2	Section 1350 Certification of Chief Financial Officer (4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 9, 2019 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference

(4)	Filed herewith.