Form 10-Q
period 2020-06-30
JAKKS PACIFIC INC
filed 2020-08-04
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020
or
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
The number of shares outstanding of the issuer’s common stock is 4,244,360 as of August 3, 2020.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2020
ITEMS IN FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	June 30, 2020	December 31, 2019

	(Unaudited)
Current assets
Cash and cash equivalents	$48,133	$61,613
Restricted cash	4,555	4,673
Accounts receivable, net of allowance for doubtful accounts of $3,527 and $3,394 at June 30, 2020 and December 31, 2019, respectively	69,003	117,942
Inventory	57,681	54,259
Prepaid expenses and other assets	28,448	21,898
Total current assets	207,820	260,385
Property and equipment
Office furniture and equipment	11,820	11,678
Molds and tooling	94,336	103,335
Leasehold improvements	6,821	6,808
Total	112,977	121,821
Less accumulated depreciation and amortization	95,998	106,562
Property and equipment, net	16,979	15,259
Operating lease right-of-use assets, net	27,644	32,081
Other long term assets	10,056	18,926
Intangible assets, net	2,538	3,188
Goodwill	35,083	35,083
Trademarks	300	300
Total assets	$300,420	$365,222
Liabilities, Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$53,103	$61,196
Accrued expenses	25,192	39,515
Reserve for sales returns and allowances	32,312	38,365
Income taxes payable	502	2,492
Short term operating lease liabilities	9,632	9,451
Short term debt, net	1,772	1,905
Total current liabilities	122,513	152,924
Long term operating lease liabilities	20,743	25,632
Debt, non-current portion, net of issuance costs and debt discounts	174,164	174,962
Other liabilities	3,333	5,409
Income taxes payable	1,491	1,565
Deferred income taxes, net	226	226
Total liabilities	322,470	360,718

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	1,102	483

Stockholders' Equity (Deficit)*
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,239,578 and 3,521,037 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively*	5	4
Additional paid-in capital *	210,152	200,507
Accumulated deficit	(218,463)	(183,149)
Accumulated other comprehensive loss	(15,975)	(14,422)
Total JAKKS Pacific, Inc. stockholders' equity (deficit) *	(24,281)	2,940
Non-controlling interests	1,129	1,081
Total stockholders' equity (deficit) *	(23,152)	4,021
Total liabilities, preferred stock and stockholders' equity (deficit)	$300,420	$365,222
* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2020	2019	2020	2019
Net sales	$78,758	$95,182	$145,315	$166,008
Cost of sales	61,988	77,436	112,195	133,922
Gross profit	16,770	17,746	33,120	32,086
Selling, general and administrative expenses	24,664	33,870	57,000	69,136
Restructuring charge	1,631	22	1,631	270
Pandemic related charges	221	—	221	—
Acquisition related and other	—	2,503	—	5,370
Loss from operations	(9,746)	(18,649)	(25,732)	(42,690)
Income from joint ventures	—	—	2	—
Other income (expense), net	16	(242)	54	(159)
Change in fair value of preferred stock derivative liability	1	—	2,083	—
Change in fair value of convertible senior notes	(7,727)	(106)	(52)	(2,529)
Interest income	3	20	17	47
Interest expense	(5,543)	(2,919)	(11,090)	(5,937)
Loss before provision for income taxes	(22,996)	(21,896)	(34,718)	(51,268)
Provision for income taxes	272	589	548	344
Net loss	(23,268)	(22,485)	(35,266)	(51,612)
Net income attributable to non-controlling interests	8	57	48	88
Net loss attributable to JAKKS Pacific, Inc.	$(23,276)	$(22,542)	$(35,314)	$(51,700)
Net loss attributable to common stockholders	$(23,588)	$(22,542)	$(35,933)	$(51,700)
Loss per share - basic and diluted*	$(7.70)	$(9.55)	$(11.81)	$(21.93)
Shares used in loss per share - basic and diluted*	3,064	2,360	3,043	2,358
Comprehensive loss	$(23,187)	$(22,935)	$(36,819)	$(50,759)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(23,195)	$(22,992)	$(36,867)	$(50,847)
* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

Three and Six Months Ended June 30, 2020
(Unaudited)
	Common Stock*	Treasury Stock	Additional Paid-in Capital*	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity (Deficit)*	Non- Controlling Interests	Total Stockholders' Equity (Deficit)*

Balance, December 31, 2019	$4	$—	$200,507	$(183,149)	$(14,422)	$2,940	$1,081	$4,021
Stock-based compensation expense	—	—	252	—	—	252	—	252
Repurchase of common stock for employee tax withholding	—	—	(172)	—	—	(172)	—	(172)
Preferred stock accrued dividends	—	—	(307)	—	—	(307)	—	(307)
Net income (loss)	—	—	—	(12,038)	—	(12,038)	40	(11,998)
Foreign currency translation adjustment	—	—	—	—	(1,634)	(1,634)	—	(1,634)
Balance, March 31, 2020	$4	$—	$200,280	$(195,187)	$(16,056)	$(10,959)	$1,121	$(9,838)
Conversion of convertible senior notes	1	—	9,472	—	—	9,473	—	9,473
Stock-based compensation expense	—	—	714	—	—	714	—	714
Repurchase of common stock for employee tax withholding	—	—	(2)	—	—	(2)	—	(2)
Preferred stock accrued dividends	—	—	(312)	—	—	(312)	—	(312)
Net income (loss)	—	—	—	(23,276)	—	(23,276)	8	(23,268)
Foreign currency translation adjustment	—	—	—	—	81	81	—	81
Balance, June 30, 2020	$5	$—	$210,152	$(218,463)	$(15,975)	$(24,281)	$1,129	$(23,152)

Three and Six Months Ended June 30, 2019
(Unaudited)
	Common Stock*	Treasury Stock	Additional Paid-in Capital*	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity (Deficit)*	Non- Controlling Interests	Total Stockholders' Equity (Deficit)*

Balance, December 31, 2018	$3	$(24,000)	$218,182	$(127,601)	$(15,847)	$50,737	$912	$51,649
Stock-based compensation expense	—	—	618	—	—	618	—	618
Repurchase of common stock for employee tax withholding	—	—	(249)	—	—	(249)	—	(249)
Net income (loss)	—	—	—	(29,158)	—	(29,158)	31	(29,127)
Foreign currency translation adjustment	—	—	—	—	1,303	1,303	—	1,303
Balance, March 31, 2019	$3	$(24,000)	$218,551	$(156,759)	$(14,544)	$23,251	$943	$24,194
Stock-based compensation expense	—	—	397	—	—	397	—	397
Repurchase of common stock for employee tax withholding	—	—	(24)	—	—	(24)	—	(24)
Net income (loss)	—	—	—	(22,542)	—	(22,542)	57	(22,485)
Foreign currency translation adjustment	—	—	—	—	(450)	(450)	—	(450)
Balance, June 30, 2019	$3	$(24,000)	$218,924	$(179,301)	$(14,994)	$632	$1,000	$1,632
* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, (Unaudited)
	2020	2019
Cash flows from operating activities
Net loss	$(35,266)	$(51,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	423	(248)
Depreciation and amortization	4,461	7,473
Payment-in-kind interest	2,277	—
Amortization of debt discount	1,388	—
Write-off and amortization of debt issuance costs	702	803
Share-based compensation expense	966	1,015
Gain on disposal of property and equipment	(115)	(61)
Change in fair value of convertible senior notes	52	2,529
Change in fair value of preferred stock derivative liability	(2,083)	—
Changes in operating assets and liabilities:
Accounts receivable	48,516	37,407
Inventory	(3,422)	359
Prepaid expenses and other assets	2,142	(12,079)
Accounts payable	(9,239)	6,785
Accrued expenses	(14,323)	3,714
Reserve for sales returns and allowances	(6,053)	(4,905)
Income taxes payable	(2,064)	13
Other liabilities	(264)	(58)
Total adjustments	23,364	42,747
Net cash used in operating activities	(11,902)	(8,865)
Cash flows from investing activities
Purchases of property and equipment	(4,335)	(5,205)
Proceeds from sale of property and equipment	65	—
Net cash used in investing activities	(4,270)	(5,205)
Cash flows from financing activities
Retirement of convertible senior notes	(1,905)	—
Repayment of credit facility borrowings	—	(7,500)
Proceeds from loan under the Paycheck Protection Program	6,206	—
Repayment of term loan	—	(167)
Repurchase of common stock for employee tax withholding	(174)	(273)
Net cash provided by (used in) financing activities	4,127	(7,940)
Net decrease in cash, cash equivalents and restricted cash	(12,045)	(22,010)
Effect of foreign currency translation	(1,553)	853
Cash, cash equivalents and restricted cash, beginning of period	66,286	58,205
Cash, cash equivalents and restricted cash, end of period	$52,688	$37,048
Cash paid during the period for:
Income taxes	$2,791	$68
Interest	$6,720	$5,063

As of June 30, 2020, there was $3.2 million of property and equipment purchases included in accounts payable. As of June 30, 2019, there was $3.4 million of property and equipment purchases included in accounts payable.
See Notes 1, 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2019.

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

Effective July 9, 2020, the Company completed a 1 for 10 reverse stock split of its $0.001 par value common stock reducing the issued and outstanding shares of common stock from 42,395,782 to 4,239,578 (“Reverse Stock Split”). The Reverse Stock Split did not cause an adjustment to the par value or the authorized shares of the common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The primary reason for implementing the Reverse Stock Split was to regain compliance with the minimum bid price requirement of The NASDAQ Stock Market LLC (“Nasdaq”). On July 31, 2020, the Company was notified by Nasdaq that it had regained compliance with the Nasdaq listing requirements.

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
June 30, 2020

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and the resulting impact on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, it is extremely challenging for the Company to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, and liquidity for fiscal years 2020 and 2021. The first half of fiscal year 2020 has seen the full spectrum of stay-at-home orders and retail closures to reduced retailer hours and focus on “essential” items to some markets trying to take a business-as-usual approach. In addition, published data has indicated a similar wide range in some toy categories significantly outperforming last year’s comparable period sales while others lag behind, which is at least partly due to drastic changes in purchase occasions (e.g., staying at home with family in the backyard vs. attending a school acquaintance’s birthday party).

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

On June 12, 2020, the Company received a $6.2 million loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) within the CARES Act. The PPP Loan matures on June 2, 2022 and is subject to the CARES Act terms which include, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan is subject to events of default and other provisions customary for a loan of this type. The application for the loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. The forgiveness of the loan is also dependent on the Company having initially qualified for the loan.

It is the Company’s intention to use the proceeds of the PPP loan to support payroll and rent expenses over the six months following the receipt of the loan in accordance with the guidelines of the program, and to apply for forgiveness for a portion of the loan at the end of this time period. It is unknown whether any forgiveness will be granted. As a result, the Company is taking the approach that a portion of this loan is short-term and a portion is long-term, and has reflected that borrowing on the balance sheet, as appropriate.

On April 23, 2020, the Small Business Administration issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. Subsequently, on April 28, 2020 the Secretary of the Treasury and Small Business Administrator announced that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness. If the Company were to be audited and receive an adverse finding in such audit, the Company could be required to return the full amount of the PPP loan, which could reduce its liquidity, and potentially subject itself to fines and penalties.

As of June 30, 2020 and December 31, 2019, the Company held cash and cash equivalents, including restricted cash, of $52.7 million and $66.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $24.7 million and $27.0 million as of June 30, 2020 and December 31, 2019, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of June 30, 2020.
The Company’s primary sources of working capital are cash flows from operations and borrowings under its credit facility (see Note 6 - Credit Facilities).

Typically, cash flows from operations are impacted by the effect on sales of (1) the appeal of the Company’s products, (2) the success of its licensed brands, (3) the highly competitive conditions existing in the toy industry and in securing commercially-attractive licenses, (4) dependency on a limited set of large customers, and (5) general economic conditions. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company’s ability to generate sufficient cash flows to operate the business. In addition, the Company’s business and liquidity are dependent to a significant degree on its vendors and their financial health, as well as the ability to accurately forecast the demand for products. The loss of a key vendor, or material changes in support by them, or a significant variance in actual demand compared to the forecast, can have a material adverse impact on the Company’s cash flows and business. Given the conditions in the toy industry environment in general, vendors, including licensors, may seek further assurances or take actions to protect against non-payment of amounts due to them. Changes in this area could have a material adverse impact on the Company’s liquidity.

As of June 30, 2020, the Company has substantial indebtedness including $134.8 million of outstanding indebtedness under a First Lien Term Loan Facility Credit Agreement (the “New Term Loan Agreement”). As of June 30, 2020, the Company has no outstanding indebtedness under an amended and extended Credit Agreement (the “Amended ABL Credit Agreement” or “Amended Wells Fargo Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Company also has the aforementioned PPP loan of $6.2 million secured under the CARES Act program.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

The New Term Loan Agreement and Amended ABL each contain negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates, as well as cross-default provisions. The Company secured the appropriate waivers from both parties before receiving the proceeds of the PPP loan. Commencing with the fiscal quarter ending September 30, 2020, the Company is also required to maintain a minimum Earnings Before Interest Tax Depreciation and Amortization (“EBITDA") of not less than $34.0 million over the previous twelve months and a minimum liquidity of not less than $10.0 million.

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

The Company was in compliance with the financial covenants under the New Term Loan Agreement as of June 30, 2020. However, given the current uncertainties created by the COVID-19 pandemic, it is probable that the Company will not achieve the minimum EBITDA threshold required under the New Term Loan Agreement at September 30, 2020. Failure to satisfy such requirement would constitute an event of default under the New Term Loan Agreement and Amended ABL Credit Agreement unless the lenders agree to waive compliance with such requirement. The Company’s ability to fund operations and retire debt when due is dependent on a number of factors, some of which are beyond the Company's control and/or inherently difficult to estimate, including the Company's future operating performance and the factors mentioned above, among other risks and uncertainties. To the extent the Company is unable to fund its operations or retire debt when due, no assurances can be given that the Company will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future debt or equity financings, which could have a material adverse impact on the Company’s business, results of operations and financial condition. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued.

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

The Company’s Condensed Consolidated Financial Statements as of June 30, 2020 are being prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

The Toys/Consumer Products segment includes action figures, vehicles, play sets, plush products, dolls, electronic products, construction toys, infant and pre-school toys, role play and everyday costume play, foot to floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, kids’ indoor and outdoor furniture, and related products, and makeup and skincare products under the C'est Moi name.
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
Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales
Toys/Consumer Products	$56,214	$58,795	$118,779	$125,981
Halloween	22,544	36,387	26,536	40,027
	$78,758	$95,182	$145,315	$166,008

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss from Operations
Toys/Consumer Products	$(5,611)	$(13,604)	$(18,350)	$(33,481)
Halloween	(4,135)	(5,045)	(7,382)	(9,209)
	$(9,746)	$(18,649)	$(25,732)	$(42,690)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation and Amortization Expense
Toys/Consumer Products	$2,292	$3,191	$4,116	$6,328
Halloween	287	1,048	345	1,145
	$2,579	$4,239	$4,461	$7,473

	June 30, 2020	December 31, 2019
Assets
Toys/Consumer Products	$263,364	$356,584
Halloween	37,056	8,638
	$300,420	$365,222

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

The following tables present information about the Company by geographic area as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 (in thousands):

	June 30, 2020	December 31, 2019
Long-lived Assets
United States	$26,709	$31,175
China	13,869	11,461
Hong Kong	2,428	2,937
United Kingdom	1,423	1,633
Canada	109	134
Mexico	85	—
	$44,623	$47,340

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales by Customer Area
United States	$66,777	$82,409	$118,695	$139,967
Europe	5,761	6,546	13,379	13,737
Canada	2,684	2,182	5,032	4,742
Asia	1,462	1,876	3,232	3,467
Australia & New Zealand	802	782	2,333	1,688
Latin America	1,082	1,071	2,082	1,936
Middle East & Africa	190	316	562	471
	$78,758	$95,182	$145,315	$166,008
Major Customers
Net sales to major customers for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$22,208	28.2%	$29,709	31.2%	$40,718	28.0%	$51,818	31.2%
Target	18,929	24.0	14,016	14.7	33,544	23.1	26,195	15.8
	$41,137	52.2%	$43,725	45.9%	$74,262	51.1%	$78,013	47.0%
No other customer accounted for more than 10% of the Company's total net sales.
As of June 30, 2020 and December 31, 2019, the Company’s three largest customers accounted for approximately 52.0% and 56.9%, respectively, of the Company’s gross accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

Note 3 — Inventory
Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$148	$144
Finished goods	57,533	54,115
	$57,681	$54,259

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
The Company’s reserve for sales returns and allowances amounted to $32.3 million as of June 30, 2020, compared to $38.4 million as of December 31, 2019.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

Note 5 — Debt
        Convertible senior notes
Convertible senior notes consist of the following (in thousands):

	June 30, 2020	December 31, 2019
4.875% convertible senior notes due 2020	$—	$1,905
3.25% convertible senior notes due 2023*	42,257	50,753
Total convertible senior notes	$42,257	$52,658

* The amounts presented for the 3.25% convertible senior notes due 2023 within the table represent the fair value as of June 30, 2020 and December 31, 2019 (see Note 16 - Fair Value Measurements). The principal amount of these notes totaled $30.7 million and $37.6 million as of June 30, 2020 and December 31, 2019, respectively.

Effective July 9, 2020, the Company completed a 1 for 10 reverse stock split of its $0.001 par value common stock reducing the issued and outstanding shares of common stock from 42,395,782 to 4,239,578 (“Reverse Stock Split”). The Reverse Stock Split did not cause an adjustment to the par value or the authorized shares of the common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this Reverse Stock Split. The primary reason for implementing the Reverse Stock Split was to regain compliance with the minimum bid price requirement of Nasdaq. On July 31, 2020, the Company was notified by Nasdaq that it had regained compliance with the Nasdaq listing requirements.

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes, which were senior unsecured obligations of the Company, paid interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and matured on August 1, 2018. Excluding the impact of the 1 for 10 reverse stock split, the initial conversion rate for the 2018 Notes was 114.3674 shares of the Company’s common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. In 2016, the Company repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. In addition, approximately $0.1 million of the unamortized debt issuance costs were written off and a nominal gain was recognized in conjunction with the retirement of the 2018 Notes. During the first quarter of 2017, the Company exchanged and retired $39.1 million principal amount of the 2018 Notes at par for $24.1 million in cash and approximately 290,000 shares of its common stock. During the second quarter of 2017, the Company exchanged and retired $12.0 million principal amount of the 2018 Notes at par for $11.6 million in cash and 11,240 shares of its common stock, and approximately $0.1 million of the unamortized debt issuance costs were written off and a $0.1 million gain was recognized in conjunction with the exchange and retirement of the 2018 Notes.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.6 million face amount of its 2018 Notes, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and, excluding the impact of the 1 for 10 reverse stock split, the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.6 million. On July 26, 2018, the Company closed a transaction with Oasis to exchange $8.0 million face amount of the 2018 Notes with convertible senior notes similar to those issued to Oasis in November 2017. The July 26, 2018 $8.0 million Oasis notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and, excluding the impact of the 1 for 10 reverse stock split, are convertible into shares of the Company’s common stock at an initial rate of 322.2688 shares per $1,000 principal amount of the new notes. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.5 million. The conversion price for the 3.25% convertible senior notes due 2020 was reset on November 1, 2018 and November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. Excluding the impact of the 1 for 10 reverse stock split, the conversion price of the 3.25% convertible senior notes due 2020 reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of the Company's common stock per $1,000 principal amount of notes.

The remaining $13.2 million of 2018 Notes were redeemed at par at maturity on August 1, 2018.

In August 2019, the Company entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization Transaction”) among Wells Fargo, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the 4.875% convertible senior notes due 2020 ( the "Investor Parties") to recapitalize the Company’s balance sheet, including the extension to the Company of incremental liquidity and at least three-year extensions of substantially all of the Company’s outstanding convertible debt obligations and revolving credit facility. The Company’s term loan agreement entered into with Great American Capital Partners (see Note 6 – Credit Facilities) was paid in full and terminated in connection with the Recapitalization Transaction.

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

Excluding the impact of the 1 for 10 reverse stock split, the New Oasis Notes provide, among other things, that the initial conversion price is $1.00. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances shall the reset result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and will not be greater than the conversion price in effect immediately before such reset. The Company may trigger a mandatory conversion of the New Oasis Notes if the market price exceeds 150% of the conversion price under certain circumstances. The Company may redeem the New Oasis Notes in cash if a person, entity or group acquires shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owns at least 49% of the Company’s issued and outstanding Common Stock. In connection with the issuance of the New Oasis Notes, the Company recognized a loss on extinguishment of the Existing Oasis Notes of approximately $10.4 million. Excluding the impact of the 1 for 10 reverse stock split, the conversion price of the new Oasis Notes reset on February 9, 2020 to $1.00 per share.

In June 2020, $7.1 million of the New Oasis Notes (including $0.2 million in payment-in-kind interest) were converted for 710,100 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $9.5 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

A director of the Company is a portfolio manager at Oasis Management.

The Company has elected to measure and present the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a loss of $7.7 million (net of payment-in-kind interest of $0.3 million) for the three months ended June 30, 2020, related to changes in the fair value of the New Oasis Notes. At June 30, 2020 and December 31, 2019, the debt held by Oasis had a fair value of approximately $42.3 million and $50.8 million, respectively (Note 16 — Fair Value Measurements). The Company evaluated its credit risk as of June 30, 2020, and determined that there was no change from December 31, 2019.

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. Excluding the impact of the 1 for 10 reverse stock split, the initial and still current conversion rate for the 2020 Notes is 103.7613 shares of the Company’s common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. Holders of the 2020 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). In January 2016, the Company repurchased and retired an aggregate of $2.0 million principal amount of the 2020 Notes. In addition, approximately $0.1 million of the unamortized debt issuance costs were written off and a $0.1 million gain was recognized in conjunction with the retirement of the 2020 Notes.

In connection with the Recapitalization Transaction, the 2020 Notes with a face amount of $111.1 million of the total $113.0 million that were outstanding at the time of the Recapitalization Transaction were refinanced and the maturity dates were extended. Of the refinanced amount, $103.8 million was refinanced with the Investor Parties through the issuance of the New Common Equity (as defined below), the New Preferred Equity (as defined below) (see Note 9 - Common Stock and Preferred Stock) and new secured term debt that matures in February 2023 (see Term Loan section below). Additionally, $1.0 million of accrued interest was refinanced with the Investor Parties. The remaining refinanced amount of $7.3 million was exchanged into the New $8.0 million Oasis Note discussed above. In connection with the issuance of the new secured term loan, as well as the New Common Equity and the New Preferred Equity, the Company recognized a loss on extinguishment of the 2020 Notes refinanced with the Investor Parties of approximately $2.4 million, and wrote off $0.7 million of unamortized debt issuance costs related to the 2020 Notes.
The Company classified the remaining $1.9 million of the 2020 Notes as current liabilities on the condensed consolidated balance sheet. The $1.9 million of the 2020 Notes were redeemed at par at maturity on June 1, 2020.
The fair value of the 4.875% convertible senior notes due 2020 as of December 31, 2019 was $1.7 million based upon the most recent quoted market prices. The fair value of the convertible senior notes is considered to be Level 3 measurements on the fair value hierarchy.
Amortization expense classified as interest expense related to debt issuance costs of the Company's convertible senior notes was nil and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense classified as interest expense related to debt issuance costs of the Company's convertible senior notes was nil and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

Term Loan
Term loan consists of the following (in thousands):

	June 30, 2020			December 31, 2019
	Principal Amount**	Debt Discount/ Issuance Costs*	Net Amount	Principal Amount**	Debt Discount/ Issuance Costs*	Net Amount
Term Loan	$134,801	$(10,407)	$124,394	$134,801	$(12,319)	$122,482

* The term loan was valued using the discounted cash flow method to determine the implied debt discount. The debt discount and issuance costs are being amortized over the life of the term loan.

** The amount presented excludes accrued, but unpaid, payment-in-kind interest of $3.1 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively.

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

Amortization expense classified as interest expense related to the $3.8 million of debt issuance costs associated with the issuance of the New Term Loan was $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively.

Amortization expense classified as interest expense related to the $10.1 million debt discount associated with the issuance of the New Term Loan was $0.7 million and $1.4 million for the three and six months ended June 30, 2020, respectively.

The fair value of the New Term Loan as of June 30, 2020 and December 31, 2019 was $126.8 million and $123.4 million, respectively. The estimated fair value was calculated using a discounted cash flow method and is classified as Level 3 within the fair value hierarchy.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

Loan under Paycheck Protection Program

On June 12, 2020, the Company received a $6.2 million PPP Loan under the PPP within the CARES Act. The PPP Loan matures on June 2, 2022, and is subject to the CARES Act terms which include, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan is subject to events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. As of June 30, 2020, the Company has recorded the PPP loan as a liability and classified $1.8 million as a current liability and $4.4 million as a non-current liability on the condensed consolidated balance sheet. The Company intends to apply for forgiveness of amounts received under the PPP in accordance with the requirements of the CARES Act, as amended. Any loan amounts forgiven will be removed from liabilities recorded. While the Company intends to use the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that it will be eligible for forgiveness of the PPP Loan, in full or in part.

The carrying value of the PPP loan is a reasonable approximation of fair value.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

Note 6 — Credit Facilities
Wells Fargo
In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on September 27, 2019, except that the Credit Facility would mature on June 15, 2018 if the Company did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, the Company entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, the Company revised certain of the Credit Facility documents (and entered into new ones) so that certain of its Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds the Company can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. In August 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company entered into the Amended ABL Credit Agreement. The Amended ABL Credit Agreement, or Amended ABL facility, amends and restates the Company’s existing Credit Facility, dated as of March 27, 2014, as amended, with GECC and subsequently assigned to Wells Fargo, to, among other things, decrease the borrowing capacity from $75.0 million to $60.0 million and extend the maturity to August 9, 2022.
The obligations under the Amended ABL Credit Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of June 30, 2020, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $10.4 million and the total excess borrowing capacity was $23.6 million. As of December 31, 2019, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $9.2 million and the total excess borrowing capacity was $41.8 million.
The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of June 30, 2020 and December 31, 2019, the Company was in compliance with the financial covenants under the Amended ABL Facility and the previous Credit Facility, as applicable.

Any amounts borrowed under the Amended ABL Facility accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of June 30, 2020, the weighted average interest rate on the credit facility with Wells Fargo was 0%. As of December 31, 2019, the weighted average interest rate on the credit facility with Wells Fargo was 4.53%.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

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

As of June 30, 2020, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $10.4 million.

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

Amortization expense classified as interest expense related to the $1.3 million of debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) and $1.1 million of debt issuance costs associated with the transaction that closed on August 9, 2019 (i.e., Amended ABL Facility) was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. Amortization expense classified as interest expense related to the $1.3 million debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) was nil and $0.4 million for the three and six months ended June 30, 2019, respectively.
Note 7 — Income Taxes

The Company’s income tax expense of $0.3 million for the three months ended June 30, 2020 reflects an effective tax rate of (1.2)%. The Company’s income tax expense of $0.6 million for the three months ended June 30, 2019 reflects an effective tax rate of (2.7)%. The tax expense for the three months ended June 30, 2020 relates to foreign income taxes partially offset by discrete items. The majority of the tax expense for the three months ended June 30, 2019 relates to foreign income taxes and discrete items.

The Company’s income tax expense of $0.5 million for the six months ended June 30, 2020 reflects an effective tax rate of (1.6)%. The Company’s income tax expense of $0.3 million for the six months ended June 30, 2019 reflects an effective tax rate of (0.7)%. The majority of the tax expense for the six months ended June 30, 2020 and 2019 relates to foreign income taxes and discrete items.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

The CARES Act was signed into federal law on March 27, 2020. The CARES Act is an emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. However, the Company does not anticipate these benefits will have a material financial impact.
Note 8 — Loss Per Share
The following table is a reconciliation of the weighted average shares used in the computation of income (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(23,268)	$(22,485)	$(35,266)	$(51,612)
Net income attributable to non-controlling interests	8	57	48	88
Net loss attributable to JAKKS Pacific, Inc.	(23,276)	(22,542)	(35,314)	(51,700)
Preferred stock dividend	312	—	619	—
Net loss attributable to common stockholders	$(23,588)	$(22,542)	$(35,933)	$(51,700)
Weighted average common shares outstanding - basic and diluted	3,064	2,360	3,043	2,358
Loss per share available to common stockholders - basic and diluted	$(7.70)	$(9.55)	$(11.81)	$(21.93)
Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options, restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding for the three and six months ended June 30, 2019 excludes 311,284 shares repurchased pursuant to a prepaid forward share repurchase agreement associated with the issuance of the convertible senior notes due 2020. These shares were retired on September 13, 2019. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled 4,355,969 and 4,320,833 for the three and six months ended June 30, 2020, respectively. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled 2,767,554 for the three and six months ended June 30, 2019.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

Note 9 — Common Stock and Preferred Stock

Common Stock

Effective July 9, 2020, the Company completed a 1 for 10 reverse stock split of its $0.001 par value common stock. All common stock and price per share amounts in this report have been restated to reflect the 1 for 10 reverse stock split. The Reverse Stock Split did not cause an adjustment to the par value or the authorized shares of the common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The primary reason for implementing the Reverse Stock Split was to regain compliance with the minimum bid price requirement of Nasdaq. On July 31, 2020, the Company was notified by Nasdaq that it had regained compliance with the Nasdaq listing requirements.

In June 2014, the Company effectively repurchased 311,284 shares of its common stock at an average cost of $77.10 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. The Company reflects the aggregate purchase price as a reduction to stockholders’ equity classified as Treasury Stock. The Company reflected the aggregate purchase price of its common shares repurchased as a reduction to stockholders’ equity allocated to treasury stock. On September 13, 2019, ML returned the shares to the Company. The Company subsequently retired the shares which had no impact to the Company’s stockholder’s equity.

In January 2019, the Company was obligated to issue an aggregate of 306,122 shares of restricted stock at a value of approximately $4.5 million to two executive officers pursuant to the applicable employment contracts. The shares were not issued at that time due to insufficient shares available in the 2002 Stock Award and Incentive Plan. Such shares were subsequently approved by the Company's shareholders and issued in July 2019. In addition, an aggregate of 32,823 shares of restricted stock at an aggregate value of approximately $0.5 million were issued to its six non-employee directors. In August 2019, the Board resolved to accelerate and immediately vest upon closing of the Recapitalization Transaction, 16,417 shares of the annual stock compensation granted to resigning members of the Board on January 1, 2019. Each resigning Board member forfeited the remaining balance of the annual stock compensation granted on January 1, 2019, or an aggregate of 5,470 shares. The remaining 10,936 shares of restricted stock vested in January 2020.

During the first quarter of 2019, certain employees, including two executive officers surrendered an aggregate of 16,670 shares of restricted stock for approximately $249,000 to cover income taxes due on the vesting of restricted shares.

During the second quarter of 2019, an executive officer surrendered an aggregate of 2,428 shares of restricted stock for approximately $25,000 to cover income taxes due on the vesting of restricted stock units.

On August 9, 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company issued to the Investor Parties, in the aggregate, 585,300 shares of Common Stock valued at $4.2 million on the date of issuance. (the "New Common Equity").

In January 2020, the Company issued an aggregate of 70,421 shares of restricted stock at a value of approximately $0.7 million to two executive officers, which vest, in four equal annual installments over four years.

During the first quarter of 2020, certain employees, including two executive officers surrendered an aggregate of 16,640 shares of restricted stock for $172,000 to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 26,214 shares of restricted stock granted in 2017 with a value of approximately $270,000 was forfeited during the first quarter of 2020.

During the second quarter of 2020, certain employees surrendered an aggregate of 246 shares of restricted stock for $1,526 to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 26,214 shares of restricted stock granted in 2017 with a value of approximately $163,000 was forfeited during the second quarter of 2020.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

In June 2020, $7.1 million of the New Oasis Notes (including $0.2 million in payment-in-kind interest) were converted for 710,100 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $9.5 million.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

No dividend was declared or paid in the three and six months ended June 30, 2020 or 2019.

Preferred Stock

On August 9, 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of June 30, 2020 and December 31, 2019, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No dividends have been declared or paid. For the three and six months ended June 30, 2020, the Company recorded $312,000 and $619,000 of preferred stock dividends as an increase in the value of the Series A Preferred Stock, respectively.

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
June 30, 2020

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
Under ASC 815, Derivatives and Hedging, certain contractual terms that meet the accounting definition of a derivative must be accounted for separately from the financial instrument in which they are embedded. The Company has concluded that the redemption upon a change of control and the repurchase option by the Company constitute embedded derivatives.
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
June 30, 2020

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

As of June 30, 2020, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $1.1 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $3.2 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

2020
Balance, January 1,	$483
Preferred stock accrued dividends	307
Balance, March 31,	790
Preferred stock accrued dividends	312
Balance, June 30,	$1,102

Note 10 — Joint Ventures
The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the three and six months ended June 30, 2020, the Company recognized income from the joint venture of nil and $2,000, respectively. For the three and six months ended June 30, 2019, the Company recognized income from the joint venture of nil.
As of June 30, 2020 and December 31, 2019, the balance of the investment in the Pacific Animation Partners joint venture is nil.
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
June 30, 2020

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

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income was $8,000 and $57,000 for the three months ended June 30, 2020 and 2019, respectively, and $48,000 and $88,000 for the six months ended June 30, 2020 and 2019, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income from the joint venture for the three and six months ended June 30, 2020 and 2019 was nil. As of June 30, 2020, Meisheng beneficially owns more than 10% of the Company’s outstanding common stock.

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

Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the three and six months ended June 30, 2020, the Company made inventory-related payments to Meisheng of approximately $14.0 million and $23.0 million, respectively. For the three and six months ended June 30, 2019, the Company made inventory-related payments to Meisheng of approximately $23.0 million and $25.2 million, respectively. As of June 30, 2020 and December 31, 2019, amounts due to Meisheng for inventory received by the Company, but not paid totaled $14.4 million and $18.1 million, respectively.
Note 11 — Goodwill
The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on the Company's April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the six months ended June 30, 2020.
As of June 30, 2020, $35.1 million of goodwill was allocated to the Toys/Consumer Products reporting unit, which had a negative carrying value.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

Note 12 — Intangible Assets Other Than Goodwill
Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of June 30, 2020 and December 31, 2019 include the following (in thousands, except for weighted useful lives):

		June 30, 2020			December 31, 2019
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(20,130)	$—	$20,130	$(19,988)	$142
Product lines	10.36	4,846	(2,308)	2,538	4,846	(1,800)	3,046
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$31,328	$(28,790)	$2,538	$31,328	$(28,140)	$3,188
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300

Note 13 — Comprehensive Loss
The table below presents the components of the Company’s comprehensive loss for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Loss	$(23,268)	$(22,485)	$(35,266)	$(51,612)
Other comprehensive income (loss):
Foreign currency translation adjustment	81	(450)	(1,553)	853
Comprehensive loss	(23,187)	(22,935)	(36,819)	(50,759)
Less: Comprehensive income attributable to non-controlling interests	8	57	48	88
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(23,195)	$(22,992)	$(36,867)	$(50,847)

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

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
The following table summarizes the total share-based compensation expense recognized for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-based compensation expense	$714	$397	$966	$1,015
Restricted Stock Awards
Restricted stock award activity (including those with performance-based vesting criteria) for the six months ended June 30, 2020 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	559,307	$16.00
Awarded	70,421	10.30
Vested	(69,440)	21.76
Forfeited	(52,427)	32.20
Outstanding, June 30, 2020	507,861	12.75
As of June 30, 2020, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.17 years.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

Restricted Stock Units
        Restricted stock unit activity (including those with performance-based vesting criteria) for the six months ended June 30, 2020 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	102,718	$23.40
Awarded	—	—
Vested	(7,960)	51.50
Forfeited	(29,410)	42.79
Outstanding, June 30, 2020	65,348	11.25
As of June 30, 2020, there was $0.4 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 0.98 years.
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
The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Carrying Amount as of June 30, 2020	Fair Value Measurements as of June 30, 2020
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2023	$42,257	$—	$—	$42,257
Preferred stock derivative liability	3,164	—	—	3,164

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

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

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

3.25% convertible senior notes due in 2023	2020
Balance, January 1,	$50,753
Conversion of convertible senior notes	(9,473)
Change in fair value	52
Payment-in-kind interest	925
Balance, June 30,	$42,257

Preferred stock derivative liability	2020
Balance, January 1,	$5,247
Change in fair value	(2,083)
Balance, June 30,	$3,164

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

Note 17 — Related Party Transactions

A former director of the Company, who resigned on August 9, 2019 is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively. As of December 31, 2019, legal fees and reimbursable expenses of $0.1 million were payable to this law firm.

The owner of NantWorks, the Company’s DreamPlay Toys joint venture partner, beneficially owned more than 5.0% of the Company’s outstanding common stock. Pursuant to the joint venture agreements, the Company was obligated to pay NantWorks a preferred return on joint venture sales. This agreement expired on September 30, 2018. The owner of NantWorks sold all of its holdings of the Company's shares on December 30, 2019.

For the year ended December 31, 2019, preferred returns earned and payable to NantWorks was nil. Pursuant to the amended Toy Services Agreement, NantWorks is entitled to receive a renewal fee in the amount $1.2 million payable in installments of $0.8 million paid on the effective date of the renewal in 2015 and $0.2 million on or before each of August 1, 2016 and 2017. As of June 30, 2020 and December 31, 2019, the Company's receivable balance from NantWorks was nil. In addition, the Company previously leased office space from NantWorks. Rent expense, including common area maintenance and parking, was nil for the three and six months ended June 30, 2020 and 2019.

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income was $8,000 and $57,000 for the three months ended June 30, 2020 and 2019, respectively, and $48,000 and $88,000 for the six months ended June 30, 2020 and 2019, respectively.

In October 2016, the Company entered into a joint venture with Meisheng, a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income from the joint venture for the three and six months ended June 30, 2020 and 2019 was nil. As of June 30, 2020, Meisheng beneficially owns more than 10% of the Company’s outstanding common stock.

In March 2017, the Company entered into an agreement to issue 366,089 shares of its common stock at an aggregate price of $19.3 million to a Hong Kong affiliate of its China joint venture partner. After their shareholder and China regulatory approval, the transaction closed on April 27, 2017. Upon the closing, the Company added a representative of Meisheng Culture & Creative Corp as a non-employee director and issued 1,332 shares of restricted stock at a value of $0.1 million, which vested in January 2018. In 2018, the Company issued 4,158 shares of restricted stock at a value of $0.1 million to the non-employee director, which vested in January 2019. In 2019, the Company issued 5,471 shares of restricted stock at a value of $0.1 million to the non-employee director, which vested in January 2020.

Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the three and six months ended June 30, 2020, the Company made inventory-related payments to Meisheng of approximately $14.0 million and $23.0 million, respectively. For the three and six months ended June 30, 2019, the Company made inventory-related payments to Meisheng of approximately $23.0 million and $25.2 million, respectively. As of June 30, 2020 and December 31, 2019, amounts due to Meisheng for inventory received by the Company, but not paid totaled $14.4 million and $18.1 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

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

A director of the Company is a director at Benefit Street Partners. Benefit Street Partners funded $25.8 million of the New Term Loan issued in connection with the Recapitalization Transaction (see Note 5 - Debt). Amounts outstanding under the New Term Loan accrue interest at 10.50% per annum, payable semi-annually (with 8% per annum payable in cash and 2.5% per annum payable in kind). The New Term Loan matures on February 9, 2023.

A director of the Company is the managing Partner and portfolio manager at Axar Capital Management. Axar Capital Management funded $26.3 million of the New Term Loan issued in connection with the Recapitalization Transaction (see Note 5 - Debt). Amounts outstanding under the New Term Loan accrue interest at 10.50% per annum, payable semi-annually (with 8% per annum payable in cash and 2.5% per annum payable in kind). The New Term Loan matures on February 9, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.

Effective July 9, 2020, we completed a 1 for 10 reverse stock split of our $0.001 par value common stock reducing the issued and outstanding shares of common stock from 42,395,782 to 4,239,578 (“Reverse Stock Split”). The Reverse Stock Split did not cause an adjustment to the par value or the authorized shares of the common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The primary reason for implementing the Reverse Stock Split was to regain compliance with the minimum bid price requirement of The NASDAQ Stock Market LLC (“Nasdaq”). On July 31, 2020, we were notified by Nasdaq that we had regained compliance with the Nasdaq listing requirements.

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

Our reserve for sales returns and allowances amounted to $32.3 million as of June 30, 2020 and $38.4 million as of December 31, 2019.
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

Based on our April 1 annual assessment, we determined the fair values of our reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the six months ended June 30, 2020.

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

Discrete Items for Income Taxes. The discrete expense recorded in the six months ended June 30, 2020 is $29,000 which is primarily related to excess tax deficiencies fully offset by valuation allowance, state income taxes, foreign return-to-provision adjustment, and change in uncertain tax positions. For the comparable period in 2019, a discrete tax expense of $0.1 million was recorded related to excess tax deficiencies fully offset by valuation allowance, return-to-provision adjustments for foreign jurisdictions, state income taxes, and change in uncertain tax positions.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of June 30, 2020 and December 31, 2019, our income tax reserves were approximately $1.5 million and $1.6 million, respectively. The $1.5 million balance primarily relates to the potential tax settlements in Hong Kong and adjustments in the area of withholding taxes. Our income tax reserves are included in income tax payable on the Condensed Consolidated Balance Sheets and within provision for (benefit from) income taxes on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements.

Results of Operations
The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.7	81.4	77.2	80.7
Gross profit	21.3	18.6	22.8	19.3
Selling, general and administrative expenses	31.3	35.6	39.2	41.6
Restructuring charge	2.1	—	1.1	0.2
Pandemic related charges	0.3	—	0.2	—
Acquisition related and other	—	2.6	—	3.2
Loss from operations	(12.4)	(19.6)	(17.7)	(25.7)
Income from joint ventures	—	—	—	—
Other income (expense), net	—	(0.3)	—	(0.1)
Change in fair value of preferred stock derivative liability	—	—	—	—
Change in fair value of convertible senior notes	(9.8)	(0.1)	1.4	(1.5)
Interest income	—	—	—	—
Interest expense	(7.0)	(3.0)	(7.6)	(3.6)
Loss before provision for income taxes	(29.2)	(23.0)	(23.9)	(30.9)
Provision for income taxes	0.3	0.6	0.4	0.2
Net loss	(29.5)	(23.6)	(24.3)	(31.1)
Net income attributable to non-controlling interests	—	0.1	—	—
Net loss attributable to JAKKS Pacific, Inc.	(29.5)%	(23.7)%	(24.3)%	(31.1)%
The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales
Toys/Consumer Products	$56,214	$58,795	$118,779	$125,981
Halloween	22,544	36,387	26,536	40,027
	78,758	95,182	145,315	166,008
Cost of Sales
Toys/Consumer Products	42,942	48,818	90,378	102,117
Halloween	19,046	28,618	21,817	31,805
	61,988	77,436	112,195	133,922
Gross Profit
Toys/Consumer Products	13,272	9,977	28,401	23,864
Halloween	3,498	7,769	4,719	8,222
	$16,770	$17,746	$33,120	$32,086

Comparison of the Three Months Ended June 30, 2020 and 2019

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $56.2 million for the three months ended June 30, 2020 compared to $58.8 million for the prior year period, representing a decrease of $2.6 million, or 4.4%. Sales were negatively impacted by the closure of many of the stores operated by the Company’s retail customers during the stay-at-home mandates, both in the U.S. and Europe. Increases in Boys’ and Girls’ toys were more than offset by declines in Seasonal products. The Seasonal downside was primarily driven by the discontinuation of our Funnoodle business at the end of calendar year 2019.

Halloween. Net sales of our Halloween segment were $22.5 million for the three months ended June 2020 compared to $36.4 million for the prior year period, representing a decrease of $13.9 million, or 38.2%. Sales for the quarter were lower due to retailers reducing orders due to concerns about the impact of the COVID-19 pandemic on traditional Halloween celebrations. Last year also saw unusually strong sales in the second quarter powered by a stronger entertainment calendar, including the releases of Toy Story 4 and Frozen 2.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $42.9 million, or 76.3% of related net sales for the three months ended June 30, 2020 compared to $48.8 million, or 83.0% of related net sales for the prior year period, representing a decrease of $5.9 million, or 12.1%. The decrease in dollars is due to lower overall sales in 2020. The decrease as a percentage of net sales, year over year, is due to lower average manufacturing costs resulting from a focused effort to design and develop our product lines for greater product margins. This decrease is partially offset by a higher average royalty rate, in part driven by the mix of products sold in the quarter.

Halloween. Cost of sales of our Halloween segment was $19.0 million, or 84.4% of related net sales for the three months ended June 30, 2020 compared to $28.6 million, or 78.6% of related net sales for the prior year period, representing a decrease in dollars of $9.6 million, or 33.6%. The decrease in dollars is due to lower overall sales in 2020. The increase as a percentage of net sales, year over year, is due to a higher average royalty rate, in part driven by the mix of products sold in the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24.7 million for the three months ended June 30, 2020 compared to $33.9 million for the prior year period constituting 31.3% and 35.6% of net sales, respectively. Selling, general and administrative expenses decreased by $9.2 million from the prior year period primarily driven by company-wide cost savings initiatives begun in 2019 as well as other pandemic-driven cost mitigation programs.

Restructuring Charge

During the three months ended June 30, 2020, we recognized $1.6 million of restructuring charges as a result of a company-wide restructuring initiative. The restructuring charges primarily related to employee severance costs.

Pandemic Related Charges

During the three months ended June 30, 2020, we recognized $0.2 million spending directly attributable to making necessary accommodations related to the COVID-19 pandemic.

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

Interest Expense

Interest expense was $5.5 million for the three months ended June 30, 2020, as compared to $2.9 million in the prior year period. During the three months ended June 30, 2020, we booked interest expense of $0.6 million related to our convertible senior notes due in 2020 and 2023, $4.6 million related to our Term Loan, and $0.3 million related to our revolving credit facility. During the three months ended June 30, 2019, we booked interest expense of $1.6 million related to our convertible senior notes due in 2020, and $1.1 million related to our revolving credit and term loan facilities.

Provision for (Benefit from) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.3 million, or an effective tax rate of (1.2)%, for the three months ended June 30, 2020. During the comparable period in 2019, our income tax expense was $0.6 million, or an effective tax rate of (2.7)%.

Comparison of the Six Months Ended June 30, 2020 and 2019
Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $118.8 million for the six months ended June 30, 2020 compared to $126.0 million for the prior year period, representing a decrease of $7.2 million, or 5.7%. The decrease in net sales is primarily driven by the discontinuation of our low-growth, low-margin Funnoodle business within our Seasonal division at the end of calendar year 2019.

Halloween. Net sales of our Halloween segment were $26.5 million for the six months ended June 30, 2020 compared to $40.0 million for the prior year period, representing a decrease of $13.5 million, or 33.8%. Sales were lower due to retailers reducing orders due to concerns about the impact of the COVID-19 pandemic on traditional Halloween celebrations. Last year also saw unusually strong sales powered by a stronger entertainment calendar, including the releases of Toy Story 4 and Frozen 2.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $90.4 million, or 76.1% of related net sales for the six months ended June 30, 2020 compared to $102.1 million, or 81.0% of related net sales for the prior year period, representing a decrease of $11.7 million, or 11.5%. The decrease in dollars is due to lower overall sales in 2020. The decrease as a percentage of net sales, year over year, is due to lower average manufacturing costs resulting from a focused effort to design and develop our product lines for greater product margins. This decrease is partially offset by a higher average royalty rate, in part driven by the mix of products sold during the six-month period.

Halloween. Cost of sales of our Halloween segment was $21.8 million, or 82.2% of related net sales for the six months ended June 30, 2020 compared to $31.8 million, or 79.5% of related net sales for the prior year period, representing a decrease in dollars of $10.0 million, or 31.4%. The decrease in dollars is due to lower overall sales in 2020. The increase as a percentage of net sales is due primarily to higher average royalty rate compared to prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $57.0 million for the six months ended June 30, 2020 compared to $69.1 million for the prior year period constituting 39.2% and 41.6% of net sales, respectively. Selling, general and administrative expenses decreased by $12.1 million from the prior year period primarily driven by company-wide cost savings initiatives begun in 2019 as well as other COVID-19 pandemic-driven cost mitigation programs. In addition, the write-down of the Maui intangible asset during the fourth quarter of 2019 results in a year-over-year reduction of amortization expense of $1.7 million in the first half of 2020.

Restructuring Charges

During the six months ended June 30, 2020, we recognized $1.6 million of restructuring charges as a result of a company-wide restructuring initiative. The restructuring charges primarily related to employee severance costs.

Pandemic Related Charges

During the six months ended June 30, 2020, we recognized $0.2 million spending directly attributable to making necessary accommodations related to the COVID-19 pandemic.

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

Interest Expense

Interest expense was $11.1 million for the six months ended June 30, 2020, as compared to $5.9 million in the prior year period. During the six months ended June 30, 2020, we booked interest expense of $1.2 million related to our convertible senior notes due in 2020 and 2023, $9.3 million related to our Term Loan, and $0.6 million related to our revolving credit facility. During the six months ended June 30, 2019, we booked interest expense of $3.2 million related to our convertible senior notes due in 2020, and $1.8 million related to our revolving credit and term loan facilities.

Provision for (Benefit from) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.5 million, or an effective tax rate of (1.6)%, for the six months ended June 30, 2020. During the comparable period in 2019, our income tax expense was $0.3 million, or an effective tax rate of (0.7)%.

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

Liquidity and Capital Resources

As of June 30, 2020, we had working capital of $85.3 million, compared to $107.5 million as of December 31, 2019. The decrease was primarily attributable to the net loss and a lower accounts receivable balance, partially offset by lower accounts payable and accrued expense balances.

Operating activities used net cash of $11.9 million in the six months ended June 30, 2020, as compared to $8.9 million in the prior year period. Net cash during the six months ended June 30, 2020 was primarily impacted by a decrease in accounts payable, accrued expenses and reserve for sales returns and allowances, partially offset by a decrease in accounts receivable. Net cash during the six months ended June 30, 2019 was primarily impacted by a decrease in accounts receivable and an increase in accounts payable and accrued expenses, partially offset by an increase in prepaid and other assets and a decrease in the reserve for sales returns and allowances. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 23% payable on net sales of such products. As of June 30, 2020, these agreements required future aggregate minimum royalty guarantees of $45.0 million, exclusive of $30.9 million in advances already paid. Of this $45.0 million future minimum royalty guarantee, $35.1 million is due over the next twelve months.

Our investing activities used net cash of $4.3 million in the six months ended June 30, 2020, as compared to using net cash of $5.2 million in the prior year period, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Our financing activities provided net cash of $4.1 million for the six months ended June 30, 2020, primarily consisting of proceeds from the loan under the Paycheck Protection Program, partially offset by the retirement of convertible senior notes. Our financing activities used net cash of $7.9 million for the six months ended June 30, 2019, primarily consisting of the repayment of credit facility borrowings.

As of June 30, 2020, we have substantial indebtedness including $134.8 million of outstanding indebtedness under a First Lien Term Loan Facility Credit Agreement (the “New Term Loan Agreement). As of June 30, 2020, we have no outstanding indebtedness under an amended and extended Credit Agreement (the “Amended ABL Credit Agreement” or “Amended Wells Fargo Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).

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

We were in compliance with the financial covenants under the New Term Loan Agreement as of June 30, 2020. However, given the current uncertainties created by the COVID-19 pandemic, as discussed further in Note 1 "Basis of Presentation," it is probable that we will not achieve the minimum EBITDA threshold required under the New Term Loan Agreement at September 30, 2020. Failure to satisfy such requirement would constitute an event of default under the New Term Loan Agreement and Amended ABL Credit Agreement unless the lenders agreed to waive compliance with such requirement.

Debt and Credit Facilities

Convertible Senior Notes

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes, which were senior unsecured obligations, paid interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and matured on August 1, 2018. Excluding the impact of the 1 for 10 reverse stock split, the initial conversion rate for the 2018 Notes was 114.3674 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. In 2016, we repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. During the first quarter of 2017, we exchanged and retired $39.1 million principal amount of the 2018 Notes at par for $24.1 million in cash and approximately 290,000 shares of our common stock. During the second quarter of 2017, we exchanged and retired $12.0 million principal amount of the 2018 Notes at par for $11.6 million in cash and 11,240 shares of our common stock.

In August 2017, we agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.6 million face amount of our 4.25% convertible senior notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and, excluding the impact of the 1 for 10 reverse stock split, the conversion rate was increased to 328.0302 shares of our common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of our Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. On July 26, 2018, we closed a transaction with Oasis to exchange $8.0 million face amount of the 2018 Notes with convertible senior notes similar to those issued to Oasis in November 2017. The July 26, 2018 $8.0 million Oasis notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and, excluding the impact of the 1 for 10 reverse stock split, are convertible into shares of our common stock at an initial rate of 322.2688 shares per $1,000 principal amount of the new notes. The conversion price for the 3.25% convertible senior notes due 2020 was reset on November 1, 2018 and November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. Excluding the impact of the 1 for 10 reverse stock split, the conversion price of the 3.25% convertible senior notes due 2020 reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of our common stock per $1,000 principal amount of notes.

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

Excluding the impact of the 1 for 10 reverse stock split, the New Oasis Notes provide, among other things, that the initial conversion price is $1.00. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances shall the reset result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and will not be greater than the conversion price in effect immediately before such reset. We may trigger a mandatory conversion of the New Oasis Notes if the market price exceeds 150% of the conversion price under certain circumstances. We may redeem the New Oasis Notes in cash if a person, entity or group acquires shares of our Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owns at least 49% of our issued and outstanding Common Stock. Excluding the impact of the 1 for 10 reverse stock split the conversion price of the new Oasis Notes reset on February 9, 2020 to $1.00 per share.

In June 2020, $7.1 million of the New Oasis Notes (including $0.2 million in payment-in-kind interest) were converted for 710,100 shares of our common stock.

In June 2014, we sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. Excluding the impact of the 1 for 10 reverse stock split, the initial and still current conversion rate for the 2020 Notes is 103.7613 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of our common stock. Holders of the 2020 Notes may require that we repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). In January 2016, we repurchased and retired an aggregate of $2.0 million principal amount of the 2020 Notes.

In connection with the Recapitalization Transaction, the 2020 Notes with a face amount of $111.1 million of the total $113.0 million that were outstanding at the time of the Recapitalization Transaction were refinanced and the maturity dates were extended. Of the refinanced amount, $103.8 million was refinanced with the Investor Parties through the issuance of the New Common Equity, the New Preferred Equity (see Note 9 — Common Stock and Preferred Stock) and new secured term debt that matures in February 2023 (see Term Loan section below). Additionally, $1.0 million of accrued interest was refinanced with the Investor Parties. The remaining refinanced amount of $7.3 million was exchanged into the New $8.0 million Oasis Note discussed above. The remaining $1.9 million principal amount of 2020 Notes were redeemed at par at maturity on June 1, 2020.

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

Loan under Paycheck Protection Program

On June 12, 2020, we received a $6.2 million loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) within the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on June 2, 2022 and is subject to the CARES Act terms which include, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan is subject to events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. The loan received has been recorded as a liability by the Company as of the date received. We intend to apply for forgiveness of amounts received under the PPP, in accordance with the requirements of the CARES Act, as amended. Any loan amounts forgiven will be removed from liabilities recorded. While we intend to use the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that we will be eligible for forgiveness of the PPP Loan, in full or in part.

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

The obligations under the Amended ABL Credit Agreement are guaranteed by us, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries and are secured by substantially all of our assets, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of June 30, 2020, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $10.4 million and the total excess borrowing capacity was $23.6 million. As of December 31, 2019, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $9.2 million and the total excess borrowing capacity was $41.8 million.

The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of June 30, 2020 and December 31, 2019, we are in compliance with the financial covenants under the Amended ABL Credit Agreement and the previous Credit Facility, as applicable.

Any amounts borrowed under the Amended ABL Credit Agreement accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of June 30, 2020, the weighted average interest rate on the credit facility with Wells Fargo was 0%. As of December 31 2019, the weighted average interest rate on the credit facility with Wells Fargo was 4.53%.

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

As of June 30, 2020 and December 31, 2019, we held cash and cash equivalents, including restricted cash, of $52.7 million and $66.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $24.7 million and $27.0 million as of June 30, 2020 and December 31, 2019, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of June 30, 2020.

Our primary sources of working capital are cash flows from operations and borrowings under our Amended Wells Fargo Credit Agreement (see Note 6 — Credit Facilities).

Typically, cash flows from operations are impacted by the effect on sales of (1) the appeal of our products, (2) the success of our licensed brands, (3) the highly competitive conditions existing in the toy industry and in securing commercially-attractive licenses, (4) dependency on a limited set of large customers, and (5) general economic conditions. A downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate the business. In addition, our business and liquidity are dependent to a significant degree on our vendors and their financial health, as well as the ability to accurately forecast the demand for products. The loss of a key vendor, or material changes in support by them, or a significant variance in actual demand compared to the forecast, can have a material adverse impact on our cash flows and business. Given the conditions in the toy industry environment in general, vendors, including licensors, may seek further assurances or take actions to protect against non-payment of amounts due to them. Changes in this area could have a material adverse impact on our liquidity.

Off-Balance Sheet Arrangements

As of June 30, 2020, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $10.4 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of June 30, 2020, we have outstanding convertible senior notes payable of $30.7 million principal amount due July 2023 with a fixed interest rate of (i) 3.25% per annum if paid in cash or 5.00% per annum if paid in stock plus (ii) 2.75% per annum payable in kind, as well as a $134.8 million term loan due February 2023 with a fixed interest rate of (i) 8.00% per annum plus (ii) 2.5% per annum payable in kind. As the interest rates on the notes and the term loan are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.
Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 6 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the six months ended June 30, 2020, the maximum amount borrowed under the revolving credit facility was nil and the average amount of borrowings outstanding was nil. As of June 30, 2020, the amount of total borrowings outstanding under the revolving credit facility was nil.
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

Item 6. Exhibits

Number	Description

3.1	Amendment to the Amended and Restated Certificate of Incorporation of the Company (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (2)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (2)
32.1	Section 1350 Certification of Chief Executive Officer (2)
32.2	Section 1350 Certification of Chief Financial Officer (2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 9, 2020 and incorporated herein by reference.

(2)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: August 4, 2020	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Number	Description
3.1	Amendment to the Amended and Restated Certificate of Incorporation of the Company (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (2)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (2)
32.1	Section 1350 Certification of Chief Executive Officer (2)
32.2	Section 1350 Certification of Chief Financial Officer (2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 9, 2020 and incorporated herein by reference.

(2)	Filed herewith.