Form 10-Q
period 2020-09-30
JAKKS PACIFIC INC
filed 2020-11-13
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 0-28104

JAKKS Pacific, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 4,947,918 as of November 10, 2020.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS  TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2020

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - September 30, 2020 and December 31, 2019 (Unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	4
	Condensed Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	48

Signatures		49
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

Assets	September 30, 2020	December 31, 2019
	(Unaudited)
Current assets
Cash and cash equivalents	$75,189	$61,613
Restricted cash	4,631	4,673
Accounts receivable, net of allowance for doubtful accounts of $4,709 and $3,394 at September 30, 2020 and December 31, 2019, respectively	166,789	117,942
Inventory	54,583	54,259
Prepaid expenses and other assets	22,125	21,898
Total current assets	323,317	260,385
Property and equipment
Office furniture and equipment	11,803	11,678
Molds and tooling	95,810	103,335
Leasehold improvements	6,844	6,808
Total	114,457	121,821
Less accumulated depreciation and amortization	100,238	106,562
Property and equipment, net	14,219	15,259
Operating lease right-of-use assets, net	25,473	32,081
Other long term assets	6,915	18,926
Intangible assets, net	2,284	3,188
Goodwill	35,083	35,083
Trademarks	300	300
Total assets	$407,591	$365,222
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$95,529	$61,196
Accrued expenses	43,885	39,515
Reserve for sales returns and allowances	44,217	38,365
Income taxes payable	1,625	2,492
Short term operating lease liabilities	9,661	9,451
Short term debt, net	22,544	1,905
Total current liabilities	217,461	152,924
Long term operating lease liabilities	18,392	25,632
Debt, non-current portion, net of issuance costs and debt discounts	151,379	174,962
Other liabilities	5,871	5,409
Income taxes payable	947	1,565
Deferred income taxes, net	226	226
Total liabilities	394,276	360,718

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	1,418	483

Stockholders' Equity*
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,416,663 and 3,521,037 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively*	5	4
Additional paid-in capital *	211,636	200,507
Accumulated deficit	(186,081)	(183,149)
Accumulated other comprehensive loss	(14,841)	(14,422)
Total JAKKS Pacific, Inc. stockholders' equity*	10,719	2,940
Non-controlling interests	1,178	1,081
Total stockholders' equity*	11,897	4,021
Total liabilities, preferred stock and stockholders' equity	$407,591	$365,222

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2020	2019	2020	2019
Net sales	$242,290	$280,130	$387,605	$446,138
Cost of sales	167,674	199,271	279,869	333,193
Gross profit	74,616	80,859	107,736	112,945
Selling, general and administrative expenses	36,958	44,586	93,958	113,722
Restructuring charge	—	24	1,631	294
Pandemic related charges	145	—	366	—
Acquisition related and other	—	587	—	5,957
Income (loss) from operations	37,513	35,662	11,781	(7,028)
Income from joint ventures	—	—	2	—
Other income (expense), net	112	36	166	(123)
Loss on extinguishment of debt	—	(13,205)	—	(13,205)
Change in fair value of preferred stock derivative liability	(2,707)	—	(624)	—
Change in fair value of convertible senior notes	2,809	(463)	2,757	(2,992)
Interest income	3	17	20	64
Interest expense	(5,566)	(4,617)	(16,656)	(10,554)
Income (loss) before provision for (benefit from) income taxes	32,164	17,430	(2,554)	(33,838)
Provision for (benefit from) income taxes	(267)	1,016	281	1,360
Net income (loss)	32,431	16,414	(2,835)	(35,198)
Net income (loss) attributable to non-controlling interests	49	(31)	97	57
Net income (loss) attributable to JAKKS Pacific, Inc.	$32,382	$16,445	$(2,932)	$(35,255)
Net income (loss) attributable to common stockholders	$32,066	$16,265	$(3,867)	$(35,435)
Income (loss) per share – basic*	$8.39	$6.00	$(1.17)	$(14.32)
Shares used in income (loss) per share – basic*	3,824	2,709	3,307	2,475
Income (loss) per share – diluted*	$3.19	$5.08	$(1.17)	$(14.32)
Shares used in income (loss) per share – diluted*	9,307	6,035	3,307	2,475
Comprehensive income (loss)	$33,565	$15,516	$(3,254)	$(35,243)
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$33,516	$15,547	$(3,351)	$(35,300)

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

Three and Nine Months Ended September 30, 2020
(Unaudited)
	Common Stock*	Treasury Stock	Additional Paid-in Capital*	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity*	Non- Controlling Interests	Total Stockholders' Equity*

Balance, December 31, 2019	$4	$—	$200,507	$(183,149)	$(14,422)	$2,940	$1,081	$4,021
Stock-based compensation expense	—	—	252	—	—	252	—	252
Repurchase of common stock for employee tax withholding	—	—	(172)	—	—	(172)	—	(172)
Preferred stock accrued dividends	—	—	(307)	—	—	(307)	—	(307)
Net income (loss)	—	—	—	(12,038)	—	(12,038)	40	(11,998)
Foreign currency translation adjustment	—	—	—	—	(1,634)	(1,634)	—	(1,634)
Balance, March 31, 2020	4	—	200,280	(195,187)	(16,056)	(10,959)	1,121	(9,838)
Conversion of convertible senior notes	1	—	9,472	—	—	9,473	—	9,473
Stock-based compensation expense	—	—	714	—	—	714	—	714
Repurchase of common stock for employee tax withholding	—	—	(2)	—	—	(2)	—	(2)
Preferred stock accrued dividends	—	—	(312)	—	—	(312)	—	(312)
Net income (loss)	—	—	—	(23,276)	—	(23,276)	8	(23,268)
Foreign currency translation adjustment	—	—	—	—	81	81	—	81
Balance, June 30, 2020	5	—	210,152	(218,463)	(15,975)	(24,281)	1,129	(23,152)
Conversion of convertible senior notes	—	—	1,260	—	—	1,260	—	1,260
Stock-based compensation expense	—	—	540	—	—	540	—	540
Repurchase of common stock for employee tax withholding	—	—	—	—	—	—	—	—
Preferred stock accrued dividends	—	—	(316)	—	—	(316)	—	(316)
Net income	—	—	—	32,382	—	32,382	49	32,431
Foreign currency translation adjustment	—	—	—	—	1,134	1,134	—	1,134
Balance, September 30, 2020	$5	$—	$211,636	$(186,081)	$(14,841)	$10,719	$1,178	$11,897

Three and Nine Months Ended September 30, 2019
(Unaudited)
	Common Stock*	Treasury Stock	Additional Paid-in Capital*	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity*	Non- Controlling Interests	Total Stockholders' Equity*

Balance, December 31, 2018	$3	$(24,000)	$218,182	$(127,601)	$(15,847)	$50,737	$912	$51,649
Stock-based compensation expense	—	—	618	—	—	618	—	618
Repurchase of common stock for employee tax withholding	—	—	(249)	—	—	(249)	—	(249)
Net income (loss)	—	—	—	(29,158)	—	(29,158)	31	(29,127)
Foreign currency translation adjustment	—	—	—	—	1,303	1,303	—	1,303
Balance, March 31, 2019	3	(24,000)	218,551	(156,759)	(14,544)	23,251	943	24,194
Stock-based compensation expense	—	—	397	—	—	397	—	397
Repurchase of common stock for employee tax withholding	—	—	(24)	—	—	(24)	—	(24)
Net income (loss)	—	—	—	(22,542)	—	(22,542)	57	(22,485)
Foreign currency translation adjustment	—	—	—	—	(450)	(450)	—	(450)
Balance, June 30, 2019	3	(24,000)	218,924	(179,301)	(14,994)	632	1,000	1,632
Stock-based compensation expense	—	—	857	—	—	857	—	857
Adjustment to additional paid-in capital	—	—	2	—	—	2	—	2
Common stock issuance	1	—	4,208	—	—	4,209	—	4,209
Treasury shares retirement	—	24,000	(23,997)	—	—	3	—	3
Preferred stock accrued dividends	—	—	(180)	—	—	(180)	—	(180)
Net income (loss)	—	—	—	16,445	—	16,445	(31)	16,414
Foreign currency translation adjustment	—	—	—	—	(898)	(898)	—	(898)
Balance, September 30, 2019	$4	$—	$199,814	$(162,856)	$(15,892)	$21,070	$969	$22,039

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, (Unaudited)
	2020	2019
Cash flows from operating activities
Net loss	$(2,835)	$(35,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	1,793	601
Depreciation and amortization	8,992	14,471
Payment-in-kind interest	3,370	624
Amortization of debt discount	2,093	393
Write-off and amortization of debt issuance costs	1,053	1,103
Share-based compensation expense	1,506	1,872
Gain on disposal of property and equipment	(101)	(72)
Loss on extinguishment of debt	—	13,205
Change in fair value of convertible senior notes	(2,757)	2,992
Change in fair value of preferred stock derivative liability	624	—
Changes in operating assets and liabilities:
Accounts receivable	(50,640)	(79,111)
Inventory	(324)	(11,418)
Prepaid expenses and other assets	11,514	(2,731)
Accounts payable	33,505	79,360
Accrued expenses	4,370	30,343
Reserve for sales returns and allowances	5,852	8,706
Income taxes payable	(1,485)	7
Other liabilities	(584)	962
Total adjustments	18,781	61,307
Net cash provided by operating activities	15,946	26,109
Cash flows from investing activities
Purchases of property and equipment	(6,171)	(7,624)
Proceeds from sale of property and equipment	51	12
Net cash used in investing activities	(6,120)	(7,612)
Cash flows from financing activities
Retirement of convertible senior notes	(1,905)	—
Repayment of credit facility borrowings	—	(7,500)
Debt issuance costs	—	(4,957)
Term loan prepayment penalty	—	(393)
Proceeds from loan under the Paycheck Protection Program	6,206	—
Net proceeds from credit facility borrowings	—	5,000
Net proceeds from issuance of long term debt	—	27,356
Repayment of term loan facility	—	(20,000)
Repurchase of common stock for employee tax withholding	(174)	(273)
Net cash provided by (used in) financing activities	4,127	(767)
Net increase in cash, cash equivalents and restricted cash	13,953	17,730
Effect of foreign currency translation	(419)	(45)
Cash, cash equivalents and restricted cash, beginning of period	66,286	58,205
Cash, cash equivalents and restricted cash, end of period	$79,820	$75,890
Cash paid during the period for:
Income taxes	$2,846	$152
Interest	$12,344	$5,956

As of September 30, 2020, there was $2.9 million of property and equipment purchases included in accounts payable. As of September 30, 2019, there was $2.6 million of property and equipment purchases included in accounts payable.

See Notes 1, 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

 JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

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

Effective July 9, 2020, the Company completed a 1 for 10 reverse stock split of its $0.001 par value common stock reducing the issued and outstanding shares of common stock from 42,395,782 to 4,239,578 (“Reverse Stock Split”). The Reverse Stock Split did not cause an adjustment to the par value or the authorized shares of the common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The primary reason for implementing the Reverse Stock Split was to regain compliance with the minimum bid price requirement of The NASDAQ Stock Market LLC (“Nasdaq”). On July 31, 2020, the Company was notified by Nasdaq that it had regained compliance with the Nasdaq listing requirements. On September 11, 2020, the Company received notice from Nasdaq that during the prior 30 day period the Company had not met a listing requirement to maintain a minimum Market Value of Publicly Held Shares of $15,000,000. The Company has until March 10, 2021 to cure this deficiency and/or meet any of Nasdaq’s other alternative continuing qualification criteria.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax assets for investments. The guidance also reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. This new standard is effective for the Company for fiscal years beginning January 1, 2021, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new standard provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in ASU 2020-04 apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. An entity may elect to apply ASU 2020-04 beginning March 12, 2020 through December 31, 2022. The Company is currently evaluating this option as it relates to its contracts that reference LIBOR, as well as the impact of the standard to the Company's condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The new guidance eliminates two of the three models in ASC 470-20, which required entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-15 will be accounted for separately. In addition, the amendments in ASU 2020-06 eliminates some of the requirements in ASC 815-40 related to equity classification. The amendments in ASU 2020-06 further revised the guidance in ASC 260, Earnings Per Share (“EPS”), to address how convertible instruments are accounted for in calculating diluted EPS, and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The new standard is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within these fiscal years, with early adaption permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on its condensed consolidated financial statements.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and the resulting impact on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is unable to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, and liquidity for fiscal years 2020 and 2021. Beginning in China and moving throughout the world, 2020 has seen the full spectrum of stay-at-home orders and retail closures to reduced retailer hours and focus on “essential” items to some markets trying to take a business-as-usual approach. In addition, published data has indicated a similar wide range in some toy categories significantly outperforming last year’s comparable period sales while others lag behind, which is at least partly due to drastic changes in purchase occasions (e.g., staying at home with family in the backyard vs. attending a school acquaintance’s birthday party).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

In mid-March 2020, the Company began migrating to a work-from-home model in compliance with local guidance. In early April 2020, the Company began to reassess its revenue and expense projections for the year in an attempt to anticipate decreases in customer and consumer demand based on the uncertainty associated with the economic impact of the pandemic. In parallel, the Company began a review of its worldwide spending to identify both short-term and long-term cost savings opportunities to preserve both profitability and liquidity. By late April 2020, the Company had identified new revenue and spending objectives for the full-year 2020 and synchronized those expectations across the senior leadership team. It is the Company’s intention to continue monitoring the pandemic’s impact across markets, channels and customers and strike the right balance of pursuing opportunity while minimizing risk to the Company’s long-term health.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to monitor and explore any relevant government assistance programs that could support either cash liquidity or operating results in the short-medium term. As of the filing of this document, the Company continues to have no draw down on its credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).

On June 12, 2020, the Company received a $6.2 million loan under the Paycheck Protection Program (the “PPP Loan”) within the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on June 2, 2022 and is subject to the CARES Act terms which include, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan is subject to events of default and other provisions customary for a loan of this type. The application for the loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. The forgiveness of the loan is also dependent on the Company having initially qualified for the loan.

By the end of the third quarter, the Company had exhausted the $6.2 million in funds received under the Paycheck Protection Program. The Company spent $8.3 million in eligible forgivable expenses through September 17, 2020. It remains the Company’s intention to file for forgiveness of this loan. In the absence of knowing whether any funds will be forgiven and how the program may change as the year continues, the Company accounts for the note as debt under ASC 470 and has reflected $2.5 million as short term debt and $3.7 million as long term debt on its balance sheet related to this loan.

On April 23, 2020, the Small Business Administration issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the Paycheck Protection Program. Subsequently, on April 28, 2020 the Secretary of the Treasury and Small Business Administrator announced that the government will review all PPP loans of more than $2.0 million for which the borrower applies for forgiveness. If the Company were to be audited and receive an adverse finding in such audit, the Company could be required to return the full amount of the PPP Loan, which could reduce its liquidity, and potentially subject it to fines and penalties.

As of September 30, 2020 and December 31, 2019, the Company held cash and cash equivalents, including restricted cash, of $79.8 million and $66.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $56.9 million and $27.0 million as of September 30, 2020 and December 31, 2019, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of September 30, 2020.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

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

As of September 30, 2020, the Company had $138.8 million (including $4.0 million in payment-in-kind interest) of outstanding indebtedness under a First Lien Term Loan Facility Credit Agreement (the “New Term Loan Agreement”), and no outstanding indebtedness under its amended and extended Credit Agreement (the “Amended ABL Credit Agreement” or “Amended Wells Fargo Credit Agreement”) with Wells Fargo. The Company also had the aforementioned PPP Loan of $6.2 million secured under the CARES Act program.

The New Term Loan Agreement and Amended ABL Credit Agreement each contain negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates, as well as cross-default provisions. The Company secured the appropriate waivers from both parties before receiving the proceeds of the PPP Loan. The original terms of the New Term Loan Agreement required the Company to maintain a trailing 12-month Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) (as defined and adjusted therein) of not less than $34.0 million and a minimum liquidity of not less than $10.0 million commencing with the fiscal quarter ending September 30, 2020.

On October 16, 2020, the Company reached an agreement (the “Amendment”) with holders of its term loan and Wells Fargo, holder of its revolving credit facility, to amend the New Term Loan Agreement and defer its EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement has been reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also requires the Company to pre-pay $15.0 million of the New Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. As a result, the Company reclassified $20.0 million from long term debt to short term debt as of September 30, 2020.

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

The Company’s unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Cash and cash equivalents, including restricted cash, projected cash flow from operations, and borrowings under the Company’s credit facility are sufficient to meet the Company’s working capital and capital expenditure requirements for the next 12 months.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

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

The Toys/Consumer Products segment includes action figures, vehicles, play sets, plush products, dolls, electronic products, construction toys, infant and pre-school toys, child-sized and hand-held role play toys and everyday costume play, foot- to-floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, kids’ indoor and outdoor furniture, and related products, and makeup and skincare products under the C'est Moi brand.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales
Toys/Consumer Products	$187,309	$204,338	$306,088	$330,319
Halloween	54,981	75,792	81,517	115,819
	$242,290	$280,130	$387,605	$446,138

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (Loss) from Operations
Toys/Consumer Products	$33,843	$32,515	$15,493	$(966)
Halloween	3,670	3,147	(3,712)	(6,062)
	$37,513	$35,662	$11,781	$(7,028)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation and Amortization Expense
Toys/Consumer Products	$4,280	$5,499	$8,396	$11,827
Halloween	251	1,499	596	2,644
	$4,531	$6,998	$8,992	$14,471

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

	September 30, 2020	December 31, 2019
Assets
Toys/Consumer Products	$353,172	$356,584
Halloween	54,419	8,638
	$407,591	$365,222

The following tables present information about the Company by geographic area as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	September 30, 2020	December 31, 2019
Long-lived Assets
United States	$24,467	$31,175
China	11,454	11,461
Hong Kong	2,149	2,937
United Kingdom	1,431	1,633
Canada	102	134
Mexico	89	—
	$39,692	$47,340

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales by Customer Area
United States	$202,303	$229,975	$320,998	$369,942
Europe	21,045	25,740	34,424	39,477
Canada	9,523	10,218	14,555	14,960
Asia	2,744	3,820	5,976	7,287
Australia & New Zealand	1,936	2,582	4,269	4,270
Latin America	4,504	6,853	6,586	8,789
Middle East & Africa	235	942	797	1,413
	$242,290	$280,130	$387,605	$446,138

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$75,018	31.0%	$78,347	28.0%	$115,736	29.9%	$130,165	29.2%
Target	60,683	25.0	64,172	22.9	94,227	24.3	90,367	20.2
	$135,701	56.0%	$142,519	50.9%	$209,963	54.2%	$220,532	49.4%

No other customer accounted for more than 10% of the Company's total net sales.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

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

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$3	$144
Finished goods	54,580	54,115
	$54,583	$54,259

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

September 30, 2020

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred.

The Company’s reserve for sales returns and allowances amounted to $44.2 million as of September 30, 2020, compared to $38.4 million as of December 31, 2019.

Note 5 — Debt

Convertible senior notes

Convertible senior notes consist of the following (in thousands):

	September 30, 2020	December 31, 2019
4.875% convertible senior notes due 2020	$—	$1,905
3.25% convertible senior notes due 2023*	38,401	50,753
Total convertible senior notes	$38,401	$52,658

* The amounts presented for the 3.25% convertible senior notes due 2023 within the table represent the fair value as of September 30, 2020 and December 31, 2019 (see Note 16 - Fair Value Measurements). The principal amount of these notes totaled $29.6 million and $37.6 million as of September 30, 2020 and December 31, 2019, respectively. The accrued, but unpaid, payment-in-kind interest is $1.0 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively.

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

September 30, 2020

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

Excluding the impact of the 1 for 10 reverse stock split, the New Oasis Notes provide, among other things, that the initial conversion price is $1.00. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances shall the reset result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and will not be greater than the conversion price in effect immediately before such reset. The Company may trigger a mandatory conversion of the New Oasis Notes if the market price exceeds 150% of the conversion price under certain circumstances. The Company may redeem the New Oasis Notes in cash if a person, entity or group acquires shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owns at least 49% of the Company’s issued and outstanding Common Stock. In connection with the issuance of the New Oasis Notes, the Company recognized a loss on extinguishment of the Existing Oasis Notes of approximately $10.4 million. On February 9, 2020, excluding the impact of the 1 for 10 reverse stock split, the conversion price of the New Oasis Notes reset to $1.00 per share ($10.00 per share after reverse stock split). On August 9, 2020, the conversion price of the New Oasis Notes reset to $5.647.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

In June 2020, $7.1 million of the New Oasis Notes (including $0.2 million in payment-in-kind interest) were converted for 710,100 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $9.5 million. In August 2020, $1.0 million of the New Oasis Notes (including $27,288 in payment-in-kind interest) were converted for 177,085 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $1.3 million.

A director of the Company is a portfolio manager at Oasis Management.

The Company has elected to measure and present the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a gain of $2.8 million (net of payment-in-kind interest of $0.2 million) and a gain of $2.8 million (net of payment-in-kind interest of $0.7 million) for the three and nine months ended September 30, 2020, respectively, related to changes in the fair value of the New Oasis Notes. At September 30, 2020 and December 31, 2019, the debt held by Oasis had a fair value of approximately $38.4 million and $50.8 million, respectively (see Note 16 - Fair Value Measurements). The Company evaluated its credit risk as of September 30, 2020, and determined that there was no change from December 31, 2019.

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

Amortization expense classified as interest expense related to debt issuance costs of the Company's convertible senior notes was nil and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense classified as interest expense related to debt issuance costs of the Company's convertible senior notes was nil and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

Term Loan

Term loan consists of the following (in thousands):

	September 30, 2020			December 31, 2019
	Principal Amount**	Debt Discount/ Issuance Costs*	Net Amount	Principal Amount**	Debt Discount/ Issuance Costs*	Net Amount
Term Loan	$134,801	$(9,441)	$125,360	$134,801	$(12,319)	$122,482

* The term loan was valued using the discounted cash flow method to determine the implied debt discount. The debt discount and issuance costs are being amortized over the life of the term loan.

** The amount presented excludes accrued, but unpaid, payment-in-kind interest of $4.0 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively.

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

The New Term Loan Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The original terms of the New Term Loan Agreement required the Company to maintain a trailing 12-month EBITDA (as defined and adjusted therein) of not less than $34.0 million and a minimum liquidity of not less than $10.0 million commencing with the fiscal quarter ending September 30, 2020.

On October 16, 2020, the Company reached an agreement (the “Amendment”) with holders of its term loan and Wells Fargo, holder of its revolving credit facility, to amend its New Term Loan Agreement and defer its EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement has been reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also requires the Company to pre-pay $15.0 million of the term loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. As a result, the Company reclassified $20.0 million from long term debt to short term debt as of September 30, 2020. As of September 30, 2020, the Company had $138.8 million (including $4.0 million in payment-in-kind interest) outstanding under the New Term Loan Agreement.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

Amortization expense classified as interest expense related to the $3.8 million of debt issuance costs associated with the issuance of the New Term Loan was $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively.

Amortization expense classified as interest expense related to the $10.1 million debt discount associated with the issuance of the New Term Loan was $0.7 million and $2.1 million for the three and nine months ended September 30, 2020, respectively.

The fair value of the New Term Loan as of September 30, 2020 and December 31, 2019 was $131.0 million and $123.4 million, respectively. The estimated fair value was calculated using a discounted cash flow method and is classified as Level 3 within the fair value hierarchy.

Loan under Paycheck Protection Program

On June 12, 2020, the Company received a $6.2 million PPP Loan under the PPP within the CARES Act. The PPP Loan matures on June 2, 2022, and is subject to the CARES Act terms which include, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan is subject to events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. As of September 30, 2020, the Company has recorded the PPP Loan as a liability and classified $2.5 million as a current liability and $3.7 million as a non-current liability on the condensed consolidated balance sheet. The Company intends to apply for forgiveness of amounts received under the PPP in accordance with the requirements of the CARES Act, as amended. Any loan amounts forgiven will be removed from liabilities recorded. While the Company used the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that it will be eligible for forgiveness of the PPP Loan, in full or in part.

The carrying value of the PPP Loan is a reasonable approximation of fair value.

Note 6 — Credit Facilities

Wells Fargo

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo Bank pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on September 27, 2019, except that the Credit Facility would mature on June 15, 2018 if the Company did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, the Company entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, the Company revised certain of the Credit Facility documents (and entered into new ones) so that certain of its Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds the Company can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. In August 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company entered into an amended and extended revolving credit facility with Wells Fargo (the “Amended ABL Credit Agreement” or “Amended ABL Facility”). The Amended ABL Credit Agreement amends and restates the Company’s existing Credit Facility, dated as of March 27, 2014, as amended, with GECC and subsequently assigned to Wells Fargo, to, among other things, decrease the borrowing capacity from $75.0 million to $60.0 million and extend the maturity to August 9, 2022.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

The obligations under the Amended ABL Credit Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of September 30, 2020, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $10.4 million and the total excess borrowing capacity was $36.6 million. As of December 31, 2019, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $9.2 million and the total excess borrowing capacity was $41.8 million.

The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of September 30, 2020 and December 31, 2019, the Company was in compliance with the financial covenants under the Amended ABL Facility and the previous Credit Facility, as applicable.

Any amounts borrowed under the Amended ABL Facility accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of September 30, 2020, the weighted average interest rate on the credit facility with Wells Fargo was 0%. As of December 31, 2019, the weighted average interest rate on the credit facility with Wells Fargo was 4.53%.

The Amended ABL Facility also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of the obligations of the Company and its subsidiaries under the Amended ABL Facility may be declared immediately due and payable.

As described in Note 5 – Debt, on October 16, 2020, the Company amended its New Term Loan to reduce the amount and defer the calculation of its EBITDA covenant, with Wells Fargo as party to the agreement.

As of September 30, 2020, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $10.4 million.

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

September 30, 2020

In August 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company repaid in full and terminated the Term Loan Agreement.

Amortization expense classified as interest expense related to the $1.3 million of debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) and $1.1 million of debt issuance costs associated with the transaction that closed on August 9, 2019 (i.e., Amended ABL Facility) was $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.

Note 7 — Income Taxes

The Company’s income tax benefit of $0.3 million for the three months ended September 30, 2020 reflects an effective tax rate of (0.8%). The Company’s income tax expense of $1.0 million for the three months ended September 30, 2019 reflects an effective tax rate of 5.8%. The tax benefit for the three months ended September 30, 2020 relates to foreign income taxes and discrete items. The majority of the tax expense for the three months ended September 30, 2019 relates to foreign income taxes and discrete items.

The Company’s income tax expense of $0.3 million for the nine months ended September 30, 2020 reflects an effective tax rate of (11.0%). The Company’s income tax expense of $1.4 million for the nine months ended September 30, 2019 reflects an effective tax rate of (4.0%). The majority of the tax expense for the nine months ended September 30, 2020 and 2019 relates to foreign income taxes and discrete items.

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

Note 8 — Income (Loss) Per Share

The following table is a reconciliation of the weighted average shares used in the computation of income (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2020				2019
Income (loss) per share – basic	Income (Loss)		Weighted Average Shares	Per-Share	Income (Loss)		Weighted Average Shares	Per-Share
Net income (loss) attributable to common stockholders	$32,066	*	3,824	$8.39	$16,265	*	2,709	$6.00
Effect of dilutive securities:
Convertible senior notes	(2,344)		5,300	—	14,367		3,165	—
Unvested performance stock grants	—		166	—	—		7	—
Unvested restricted stock grants	—		17	—	—		154	—
Income (loss) per share - diluted
Net income (loss) attributable to common stockholders plus assumed exercises and conversion	$29,722		9,307	$3.19	$30,632		6,035	$5.08

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

	Nine Months Ended September 30,
	2020				2019
Income (loss) per share – basic	Income (Loss)		Weighted Average Shares	Per-Share	Income (Loss)		Weighted Average Shares	Per-Share
Net income (loss) attributable to common stockholders	$(3,867	) *	3,307	$(1.17)	$(35,435	) *	2,475	$(14.32)
Effect of dilutive securities:
Convertible senior notes	—		—	—	—		—	—
Unvested performance stock grants	—		—	—	—		—	—
Unvested restricted stock grants	—		—	—	—		—	—
Income (loss) per share - diluted
Net income (loss) attributable to common stockholders plus assumed exercises and conversion	$(3,867)		3,307	$(1.17)	$(35,435)		2,475	$(14.32)

* Net income (loss) attributable to common stockholders was computed by deducting preferred dividends of $316,000 and $935,000 for the three and nine months ended September 30, 2020, respectively, and $180,000 for the three and nine months ended September 30, 2019.

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). The convertible debt shares included in the diluted earnings per share computation are calculated using the “if-converted method” utilizing the conversion rate on the last day of the reporting period. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled 389,879 and 6,754,069 for the three and nine months ended September 30, 2020, respectively. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled 546,087 and 3,134,139 for the three and nine months ended September 30, 2019, respectively.

Note 9 — Common Stock and Preferred Stock

Common Stock

Effective July 9, 2020, the Company completed a 1 for 10 reverse stock split of its $0.001 par value common stock. All common stock and price per share amounts in this report have been restated to reflect the 1 for 10 reverse stock split. The Reverse Stock Split did not cause an adjustment to the par value or the authorized shares of the common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The primary reason for implementing the Reverse Stock Split was to regain compliance with the minimum bid price requirement of Nasdaq. On July 31, 2020, the Company was notified by Nasdaq that it had regained compliance with the Nasdaq listing requirements. On September 11, 2020, the Company received notice from Nasdaq that during the prior 30 day period the Company had not met a listing requirement to maintain a minimum Market Value of Publicly Held Shares of $15,000,000. The Company has until March 10, 2021 to cure this deficiency and/or meet any of Nasdaq’s other alternative continuing qualification criteria.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

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

In August 2020, $1.0 million of the New Oasis Notes (including $27,288 in payment-in-kind interest) were converted for 177,085 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $1.3 million.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

No dividend was declared or paid in the three and nine months ended September 30, 2020 or 2019.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

Preferred Stock

On August 9, 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of September 30, 2020 and December 31, 2019, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No dividends have been declared or paid. For the three and nine months ended September 30, 2020, the Company recorded $316,000 and $935,000 of preferred stock dividends as an increase in the value of the Series A Preferred Stock, respectively. For the three and nine months ended September 30, 2019, the Company recorded $180,000 of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

The Company has the right, but is not required, to repurchase all or a portion of the Series A Preferred Stock at its Liquidation Preference at any time after payment in full of the New Term Loan (see Note 5 - Debt).The Series A Preferred Stock does not have any voting rights, except to the extent required by the Delaware General Corporation Law, except for the exclusive right to elect the Series A Preferred Directors (as described below) and except for certain approval rights over certain transactions (as described below). These approval rights require the prior consent of specified percentages of holders (or in certain cases, all holders) of the Series A Preferred Stock in order for the Company to take certain actions, including the issuance of additional shares of Series A Preferred Stock or parity stock, the issuance of senior stock, certain amendments to the Amended and Restated Certificate of Incorporation, the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”), the Second Amended and Restated By-laws or the Amended and Restated Nominating and Corporate Governance Committee Charter, material changes in the Company’s line of business and certain change of control type transactions. In addition, the Certificate of Designations provides that the approval of at least six directors is required for any related person transaction within the meaning of Item 404 of Regulation S-K under the Securities Act of 1933, as amended, including, without limitation, the adoption of, or any amendment, modification or waiver of, any agreement or arrangement related to any such transaction. The Certificate of Designations also includes restrictions on the ability of the Company to pay dividends on or make distributions with respect to, or redeem or repurchase, shares of Common Stock or other junior stock. In addition, holders of the Series A Preferred Stock have preemptive rights regarding future issuance of Series A Preferred Stock or parity stock.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

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

The embedded redemption upon a change of control must be accounted for separately from the Series A Preferred Stock. The redemption provision specifies if certain events that constitute a change of control occur, the Company may be required to settle the Series A Preferred Stock at 150% of its accreted amount. Accordingly, the redemption provision meets the definition of a derivative, and its economic characteristics are not considered clearly and closely related to the economic characteristics of the Series A Preferred Stock, which is considered more akin to a debt instrument than equity.

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

As of September 30, 2020, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $1.4 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $5.9 million. As of September 30, 2019, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued but unpaid dividends of $180,000, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $4.9 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2020	2019
Balance, January 1,	$483	$—
Preferred stock accrued dividends	307	—
Balance, March 31,	790	—
Preferred stock accrued dividends	312	—
Balance, June 30,	1,102	—
Preferred stock accrued dividends	316	180
Balance, September 30,	$1,418	$180

Note 10 — Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the three and nine months ended September 30, 2020, the Company recognized income from the joint venture of nil and $2,000, respectively. For the three and nine months ended September 30, 2019, the Company recognized income from the joint venture of nil.

As of September 30, 2020 and December 31, 2019, the balance of the investment in the Pacific Animation Partners joint venture is nil.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) was $49,000 and ($31,000) for the three months ended September 30, 2020 and 2019, respectively, and $97,000 and $57,000 for the nine months ended September 30, 2020 and 2019, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income from the joint venture for the three and nine months ended September 30, 2020 and 2019 was nil. As of September 30, 2020, Meisheng beneficially owns more than 10% of the Company’s outstanding common stock.

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

Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the three and nine months ended September 30, 2020, the Company made inventory-related payments to Meisheng of approximately $31.4 million and $54.4 million, respectively. For the three and nine months ended September 30, 2019, the Company made inventory-related payments to Meisheng of approximately $49.6 million and $74.8 million, respectively. As of September 30, 2020 and December 31, 2019, amounts due to Meisheng for inventory received by the Company, but not paid totaled $22.1 million and $18.1 million, respectively.

Note 11 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on the Company's April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the nine months ended September 30, 2020.

As of September 30, 2020, $35.1 million of goodwill was allocated to the Toys/Consumer Products reporting unit, which had a negative carrying value.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of September 30, 2020 and December 31, 2019 include the following (in thousands, except for weighted useful lives):

		September 30, 2020			December 31, 2019
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(20,130)	$—	$20,130	$(19,988)	$142
Product lines	10.36	4,846	(2,562)	2,284	4,846	(1,800)	3,046
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$31,328	$(29,044)	$2,284	$31,328	$(28,140)	$3,188
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300

Note 13 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (Loss)	$32,431	$16,414	$(2,835)	$(35,198)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,134	(898)	(419)	(45)
Comprehensive income (loss)	33,565	15,516	(3,254)	(35,243)
Less: Comprehensive income (loss) attributable to non-controlling interests	49	(31)	97	57
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$33,516	$15,547	$(3,351)	$(35,300)

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

September 30, 2020

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

The following table summarizes the total share-based compensation expense recognized for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation expense	$540	$857	$1,506	$1,872

Restricted Stock Awards

Restricted stock award activity (including those with performance-based vesting criteria) for the nine months ended September 30, 2020 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	559,307	$16.00
Awarded	70,421	10.30
Vested	(69,440)	21.76
Forfeited	(52,420)	32.20
Outstanding, September 30, 2020	507,868	12.73

As of September 30, 2020, there was $2.6 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.05 years.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the nine months ended September 30, 2020 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	102,718	$23.40
Awarded	—	—
Vested	(7,960)	51.50
Forfeited	(29,757)	42.83
Outstanding, September 30, 2020	65,001	11.15

As of September 30, 2020, there was $0.2 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 0.96 years.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Carrying Amount as of September 30, 2020	Fair Value Measurements as of September 30, 2020
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2023	$38,401	$—	$—	$38,401
Preferred stock derivative liability	5,871	—	—	5,871

	Carrying Amount as of December 31, 2019	Fair Value Measurements as of December 31, 2019
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2023	$50,753	$—	$—	$50,753
Preferred stock derivative liability	5,247	—	—	5,247

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

3.25% convertible senior notes due in 2023	2020	2019
Balance, January 1,	$50,753	$—
New issuance ($29.6 million face value)	—	37,916
New issuance ($8.0 million face value)	—	10,254
Conversion of convertible senior notes	(10,733)	—
Change in fair value	(2,757)	465
Payment-in-kind interest	1,138	—
Balance, September 30,	$38,401	$48,635

Preferred stock derivative liability	2020	2019
Balance, January 1,	$5,247	$—
New issuance of Series A Preferred Stock	—	4,894
Change in fair value	624	—
Balance, September 30,	$5,871	$4,894

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

Note 17 — Related Party Transactions

A former director of the Company, who resigned on August 9, 2019 is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $0.7 million and $1.3 million for the three and nine months ended September 30, 2019, respectively. As of December 31, 2019, legal fees and reimbursable expenses of $0.1 million were payable to this law firm.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

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

For the year ended December 31, 2019, preferred returns earned and payable to NantWorks was nil. Pursuant to the amended Toy Services Agreement, NantWorks is entitled to receive a renewal fee in the amount of $1.2 million payable in installments of $0.8 million paid on the effective date of the renewal in 2015 and $0.2 million on or before each of August 1, 2016 and 2017. As of September 30, 2020 and December 31, 2019, the Company's receivable balance from NantWorks was nil. In addition, the Company previously leased office space from NantWorks. Rent expense, including common area maintenance and parking, was nil for the three and nine months ended September 30, 2020 and 2019.

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) was $49,000 and ($31,000) for the three months ended September 30, 2020 and 2019, respectively, and $97,000 and $57,000 for the nine months ended September 30, 2020 and 2019, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income from the joint venture for the three and nine months ended September 30, 2020 and 2019 was nil. As of September 30, 2020, Meisheng beneficially owns more than 10% of the Company’s outstanding common stock.

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

Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the three and nine months ended September 30, 2020, the Company made inventory-related payments to Meisheng of approximately $31.4 million and $54.4 million, respectively. For the three and nine months ended September 30, 2019, the Company made inventory-related payments to Meisheng of approximately $49.6 million and $74.8 million, respectively. As of September 30, 2020 and December 31, 2019, amounts due to Meisheng for inventory received by the Company, but not paid totaled $22.1 million and $18.1 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

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

A director of the Company is a director at Benefit Street Partners. As of September 30, 2020, Benefit Street Partners held $68.0 million in principal amount (including $1.9 million in payment-in-kind interest) of the New Term Loan.

A director of the Company is the managing Partner and portfolio manager at Axar Capital Management. As of September 30, 2020, Axar Capital Management held $27.1 million in principal amount (including $0.8 million in payment-in-kind interest) of the New Term Loan.

Note 18 — Subsequent Events

On October 12, 2020, $2.0 million of the New Oasis Notes (including $63,225 in payment-in-kind interest) were converted for 354,170 shares of common stock. On November 5, 2020, $1.0 million of the New Oasis Notes (including $33,291 in payment-in-kind interest) were converted for 177,085 shares of common stock.

On October 16, 2020, the Company reached an agreement (the “Amendment”) with holders of its term loan and Wells Fargo, holder of its revolving credit facility, to amend the New Term Loan Agreement and defer its EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement has been reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also requires the Company to pre-pay $15.0 million of the New Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. In connection with the Amendment on October 20, 2020, the Company paid $15.0 million of its outstanding principal amount and $0.3 million in related interest and PIK interest.

A purported class action lawsuit was filed on November 10, 2020 in the United States District Court for the District of Delaware (Brown v. JAKKS Pacific, Inc. et al) alleging that the Proxy Statement issued in connection with the shareholder meeting held in June 2020 contained misstatements regarding the manner in which broker votes would be counted and that such votes were improperly included in approving the Company’s reverse stock split at the meeting. The Class Period is July 9, 2020. The purported class action seeks damages in an unspecified amount, alleging breach of fiduciary duties by the Company’s directors. The Company intends to vigorously defend the lawsuit. Since the action was just commenced, however, we cannot assure you of its outcome and cannot estimate the range of any potential damage award.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.

Effective July 9, 2020, we completed a 1 for 10 reverse stock split of our $0.001 par value common stock reducing the issued and outstanding shares of common stock from 42,395,782 to 4,239,578 (“Reverse Stock Split”). The Reverse Stock Split did not cause an adjustment to the par value or the authorized shares of the common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The primary reason for implementing the reverse stock split was to regain compliance with the minimum bid price requirement of The NASDAQ Stock Market LLC (“Nasdaq”). On July 31, 2020 we were notified by Nasdaq that we had regained compliance with the Nasdaq listing requirements. On September 11, 2020, we received notice from Nasdaq that during the prior 30 day period we had not met a listing requirement to maintain a minimum Market Value of Publicly Held Shares of $15,000,000. We have until March 10, 2021 to cure this deficiency and/or meet any of Nasdaq’s other alternative continuing qualification criteria.

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

•

On March 23, 2020, we encouraged our staff to begin working from home. We expect that to be our operating model for an undetermined period of time, and to the extent permitted by federal, state and local instructions to reopen;

•	We identified expense reductions that we intend to implement throughout the remainder of fiscal 2020, as necessary;

•

Although our distribution center in City of Industry, California currently continues to operate, we continue to evaluate its operations, and may elect, or be required, to shut down its operations temporarily at any time in the future;

•	We have suspended all non-essential travel for our employees; and

•	We are discouraging employee attendance at industry events and in-person work-related meetings.

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

Our reserve for sales returns and allowances amounted to $44.2 million as of September 30, 2020 and $38.4 million as of December 31, 2019.

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

Based on our April 1 annual assessment, we determined the fair values of our reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the nine months ended September 30, 2020.

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

Discrete Items for Income Taxes. The discrete benefit recorded in the nine months ended September 30, 2020 is $0.4 million which is primarily related to change in uncertain tax positions, excess tax deficiencies fully offset by valuation allowance, state income taxes, and foreign return-to-provision adjustments. For the comparable period in 2019, a discrete tax expense of $0.1 million was recorded related to excess tax deficiencies fully offset by valuation allowance, return-to-provision adjustments for foreign jurisdictions, state income taxes, and change in uncertain tax positions.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of September 30, 2020 and December 31, 2019, our income tax reserves were approximately $0.9 million and $1.6 million, respectively. The $0.9 million balance primarily relates to the potential tax settlements in Hong Kong. Our income tax reserves are included in income tax payable on the Condensed Consolidated Balance Sheets and within provision for (benefit from) income taxes on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.2	71.1	72.2	74.7
Gross profit	30.8	28.9	27.8	25.3
Selling, general and administrative expenses	15.3	16.0	24.2	25.5
Restructuring charge	—	—	0.5	0.1
Pandemic related charges	—	—	0.1	—
Acquisition related and other	—	0.2	—	1.3
Income (loss) from operations	15.5	12.7	3.0	(1.6)
Income from joint ventures	—	—	—	—
Other income (expense), net	—	—	—	—
Loss on extinguishment of debt	—	(4.7)	—	(3.0)
Change in fair value of preferred stock derivative liability	(1.1)	—	(0.1)	—
Change in fair value of convertible senior notes	1.2	(0.1)	0.7	(0.6)
Interest income	—	—	—	—
Interest expense	(2.3)	(1.6)	(4.3)	(2.4)
Income (loss) before provision for (benefit from) income taxes	13.3	6.3	(0.7)	(7.6)
Provision for (benefit from) income taxes	(0.1)	0.3	0.1	0.3
Net income (loss)	13.4	6.0	(0.8)	(7.9)
Net income (loss) attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to JAKKS Pacific, Inc.	13.4%	6.0%	(0.8)%	(7.9)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales
Toys/Consumer Products	$187,309	$204,338	$306,088	$330,319
Halloween	54,981	75,792	81,517	115,819
	242,290	280,130	387,605	446,138
Cost of Sales
Toys/Consumer Products	125,143	138,717	215,521	240,834
Halloween	42,531	60,554	64,348	92,359
	167,674	199,271	279,869	333,193
Gross Profit
Toys/Consumer Products	62,166	65,621	90,567	89,485
Halloween	12,450	15,238	17,169	23,460
	$74,616	$80,859	$107,736	$112,945

Comparison of the Three Months Ended September 30, 2020 and 2019

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $187.3 million for the three months ended September 30, 2020 compared to $204.3 million for the prior year period, representing a decrease of $17.0 million, or 8.3%. Sales were negatively impacted by the closure of many of the stores operated by the Company’s retail customers during the stay-at-home mandates, both in the U.S. and Europe. Sales from Boys’ toys increased in the quarter led by Nintendo and Sonic, while offset by declines in Girls’ toys and Seasonal products. Both Girls’ and Seasonal saw a decline due to unusually strong sales in the third quarter of last year powered by the release of Frozen 2.

Halloween. Net sales of our Halloween segment were $55.0 million for the three months ended September 2020 compared to $75.8 million for the prior year period, representing a decrease of $20.8 million, or 27.4%. Sales for the quarter were lower due to retailers reducing orders due to concerns about the impact of the COVID-19 pandemic on traditional Halloween celebrations. Last year also saw unusually strong sales in the third quarter powered by a stronger entertainment calendar, including the releases of Toy Story 4 and Frozen 2.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $125.1 million, or 66.8% of related net sales for the three months ended September 30, 2020 compared to $138.7 million, or 67.9% of related net sales for the prior year period, representing a decrease of $13.6 million, or 9.8%. The decrease in dollars is due to lower overall sales in 2020. The decrease as a percentage of net sales, year over year, is due to lower average manufacturing costs resulting from a focused effort to design and develop our product lines for greater product margins. This decrease is partially offset by a higher average royalty rate, in part driven by the mix of products sold in the quarter.

Halloween. Cost of sales of our Halloween segment was $42.5 million, or 77.3% of related net sales for the three months ended September 30, 2020 compared to $60.6 million, or 79.9% of related net sales for the prior year period, representing a decrease in dollars of $18.1 million, or 29.9%. The decrease in dollars is due to lower overall sales in 2020. The decrease as a percentage of net sales, year over year, is due to a lower product costs, driven by a focused effort to design and develop our product lines for greater product margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $37.0 million for the three months ended September 30, 2020 compared to $44.6 million for the prior year period constituting 15.3% and 16.0% of net sales, respectively. Selling, general and administrative expenses decreased by $7.6 million from the prior year period primarily driven by company-wide cost savings initiatives begun in 2019 as well as other pandemic-driven cost mitigation programs.

Pandemic Related Charges

During the three months ended September 30, 2020, we recognized $0.1 million spending directly attributable to making necessary accommodations related to the COVID-19 pandemic.

Acquisition Related and Other

During the three months ended September 30, 2019, we recognized $0.6 million in acquisition related and other charges related to strategic and/or refinancing transactions, including the Recapitalization Transaction closed in August 2019.

Interest Expense

Interest expense was $5.6 million for the three months ended September 30, 2020, as compared to $4.6 million in the prior year period. During the three months ended September 30, 2020, we booked interest expense of $0.5 million related to our convertible senior notes due in 2023, $4.6 million related to our Term Loan, $18,873 related to our Paycheck Protection Program Loan (the “PPP Loan”) and $0.4 million related to our revolving credit facility. During the three months ended September 30, 2019, we booked interest expense of $1.1 million related to our convertible senior notes due in 2020, and $3.5 million related to our revolving credit and term loan facilities.

Provision for (Benefit from) Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $0.3 million, or an effective tax rate of (0.8%) for the three months ended September 30, 2020. During the comparable period in 2019, our income tax expense was $1.0 million, or an effective tax rate of 5.8%.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $306.1 million for the nine months ended September 30, 2020 compared to $330.3 million for the prior year period, representing a decrease of $24.2 million, or 7.3%. The decrease in net sales is primarily driven by the discontinuation of our low-growth, low-margin Funnoodle business within our Seasonal division at the end of calendar year 2019 as well as last year’s stronger entertainment calendar which included the releases of Toy Story 4 and Frozen 2.

Halloween. Net sales of our Halloween segment were $81.5 million for the nine months ended September 30, 2020 compared to $115.8 million for the prior year period, representing a decrease of $34.3 million, or 29.6%. Sales were lower due to retailers reducing orders due to concerns about the impact of the COVID-19 pandemic on traditional Halloween celebrations. Last year also saw unusually strong sales powered by a stronger entertainment calendar, including the releases of Toy Story 4 and Frozen 2.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $215.5 million, or 70.4% of related net sales for the nine months ended September 30, 2020 compared to $240.8 million, or 72.9% of related net sales for the prior year period, representing a decrease of $25.3 million, or 10.5%. The decrease in dollars is due to lower overall sales in 2020. The decrease as a percentage of net sales, year over year, is due to lower average manufacturing costs resulting from a focused effort to design and develop our product lines for greater product margins. This decrease is partially offset by a higher average royalty rate, in part driven by the mix of products sold during the nine-month period.

Halloween. Cost of sales of our Halloween segment was $64.3 million, or 78.9% of related net sales for the nine months ended September 30, 2020 compared to $92.4 million, or 79.8% of related net sales for the prior year period, representing a decrease in dollars of $28.1 million, or 30.4%. For the nine-month period, the decrease in dollars is due to lower overall sales in 2020, while the cost of sales as a percentage of net sales has remained relatively flat.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $94.0 million for the nine months ended September 30, 2020 compared to $113.7 million for the prior year period constituting 24.2% and 25.5% of net sales, respectively. Selling, general and administrative expenses decreased by $19.7 million from the prior year period primarily driven by company-wide cost savings initiatives begun in 2019 as well as other COVID-19 pandemic-driven cost mitigation programs. In addition, the write-down of the Maui intangible asset during the fourth quarter of 2019 results in a year-over-year reduction of amortization expense of $2.7 million during the nine months ended September 30, 2020.

Restructuring Charge

During the nine months ended September 30, 2020, we recognized $1.6 million of restructuring charges as a result of a company-wide restructuring initiative. The restructuring charges primarily related to employee severance costs. During the nine months ended September 30, 2019, we recognized $0.3 million of restructuring charges as a result of a Company-wide restructuring initiative in 2018 fourth quarter. The restructuring charges are primarily related to employee severance costs.

Pandemic Related Charges

During the nine months ended September 30, 2020, we recognized $0.4 million spending directly attributable to making necessary accommodations related to the COVID-19 pandemic.

Acquisition Related and Other

During the nine months ended September 30, 2019, we recognized $6.0 million in acquisition related and other charges related to strategic and/or refinancing transactions, including the Recapitalization Transaction closed in August 2019.

Interest Expense

Interest expense was $16.7 million for the nine months ended September 30, 2020, as compared to $10.6 million in the prior year period. During the nine months ended September 30, 2020, we booked interest expense of $1.7 million related to our convertible senior notes due in 2020 and 2023, $14.0 million related to our Term Loan, $18,873 related to our PPP Loan, and $1.0 million related to our revolving credit facility. During the nine months ended September 30, 2019, we booked interest expense of $4.7 million related to our convertible senior notes, and $5.9 million related to our revolving credit and term loan facilities.

Provision for (Benefit from) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.3 million, or an effective tax rate of (11.0%) for the nine months ended September 30, 2020. During the comparable period in 2019, our income tax expense was $1.4 million, or an effective tax rate of (4.0%).

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

Liquidity and Capital Resources

As of September 30, 2020, we had working capital of $105.9 million, compared to $107.5 million as of December 31, 2019.

Operating activities provided net cash of $15.9 million in the nine months ended September 30, 2020, as compared to $26.1 million in the prior year period. The decrease in net cash provided by operating activities was primarily due to higher working capital usage, partially offset by lower net loss, excluding the impact of non-cash charges. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various characters and product licenses with royalties/obligations generally ranging from 1% to 25% payable on net sales of such products. As of September 30, 2020, these agreements required future aggregate minimum royalty guarantees of $34.0 million, exclusive of $18.3 million in advances already paid. Of this $34.0 million future minimum royalty guarantee, $27.6 million is due over the next twelve months.

Our investing activities used net cash of $6.1 million in the nine months ended September 30, 2020, as compared to using net cash of $7.6 million in the prior year period, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Our financing activities provided net cash of $4.1 million for the nine months ended September 30, 2020, primarily consisting of proceeds from the loan under the Paycheck Protection Program (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) secured under the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”), partially offset by the retirement of convertible senior notes. Our financing activities used net cash of $0.8 million for the nine months ended September 30, 2019, primarily consisting of the repayment of our GACP term loan and net credit facility payments as well as debt issuance costs incurred in connection with the Recapitalization Transaction (see Note 5 - Debt), partially offset by the net proceeds included as part of our New Term Loan Agreement.

As of September 30, 2020, we have $138.8 million (including $4.0 million in payment-in-kind interest) of outstanding indebtedness under a First Lien Term Loan Facility Credit Agreement (the “New Term Loan Agreement) and we have no outstanding indebtedness under an amended and extended Credit Agreement (the “Amended ABL Credit Agreement” or “Amended Wells Fargo Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). We also have a $6.2 million PPP Loan under the PPP secured under the CARES Act.

The New Term Loan Agreement and Amended ABL Credit Agreement each contain negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates, as well as cross-default provisions. The original terms of the New Term Loan Agreement required us to maintain a trailing 12-month Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) (as defined and adjusted therein) of not less than $34.0 million and a minimum liquidity of not less than $10.0 million commencing with the fiscal quarter ending September 30, 2020.

On October 16, 2020, we reached an agreement (the “Amendment”) with holders of our term loan and Wells Fargo, holder of our revolving credit facility, to amend the New Term Loan Agreement and defer the EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement has been reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also requires us to pre-pay $15.0 million of the New Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. As a result, we reclassified $20.0 million from long term debt to short term debt as of September 30, 2020.

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

We were in compliance with the financial covenants under the New Term Loan Agreement as of September 30, 2020.

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

Excluding the impact of the 1 for 10 reverse stock split, the New Oasis Notes provide, among other things, that the initial conversion price is $1.00. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances shall the reset result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and will not be greater than the conversion price in effect immediately before such reset. We may trigger a mandatory conversion of the New Oasis Notes if the market price exceeds 150% of the conversion price under certain circumstances. We may redeem the New Oasis Notes in cash if a person, entity or group acquires shares of our Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owns at least 49% of our issued and outstanding Common Stock. On February 9, 2020, excluding the impact of the 1 for 10 reverse stock split, the conversion price of the New Oasis Notes reset to $1.00 per share ($10.00 per share after reverse stock split). On August 9, 2020, the conversion price of the New Oasis Notes reset to $5.647.

In June 2020, $7.1 million of the New Oasis Notes (including $0.2 million in payment-in-kind interest) were converted for 710,100 shares of common stock. As a result, we recorded an increase to additional paid-in capital of $9.5 million. In August 2020, $1.0 million of the New Oasis Notes (including $27,288 in payment-in-kind interest) were converted for 177,085 shares of common stock. As a result, we recorded an increase to additional paid-in capital of $1.3 million.

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

The New Term Loan Agreement contains negative covenants that, subject to certain exceptions, limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The original terms of the New Term Loan Agreement required us to maintain a trailing 12-month EBITDA (as defined and adjusted therein) of not less than $34.0 million and a minimum liquidity of not less than $10.0 million commencing with the fiscal quarter ending September 30, 2020.

On October 16, 2020, we reached an agreement (the “Amendment”) with holders of our term loan and Wells Fargo, holder of our revolving credit facility, to amend the New Term Loan Agreement and defer the EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement has been reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also requires us to pre-pay $15.0 million of the New Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. As a result, we reclassified $20.0 million from long term debt to short term debt as of September 30, 2020. As of September 30, 2020, we had $138.8 million (including $4.0 million in payment-in-kind interest) outstanding on the Term Loan.

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

Loan under Paycheck Protection Program

On June 12, 2020, we received a $6.2 million PPP Loan under the PPP within the CARES Act. The PPP Loan matures on June 2, 2022 and is subject to the CARES Act terms which include, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan is subject to events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. The loan received has been recorded as a liability by the Company as of the date received. We intend to apply for forgiveness of amounts received under the PPP, in accordance with the requirements of the CARES Act, as amended. Any loan amounts forgiven will be removed from liabilities recorded. While we used the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that we will be eligible for forgiveness of the PPP Loan, in full or in part.

Wells Fargo

In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on September 27, 2019, except that the Credit Facility would mature on June 15, 2018 if we did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, we entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, we revised certain of the Credit Facility documents (and entered into new ones) so that certain of our Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds we can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. In August 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), we entered into the Amended ABL Credit Agreement with Wells Fargo). The Amended ABL Credit Agreement, amends, extends and restates our existing Credit Facility, dated as of March 27, 2014, as amended, with GECC and subsequently assigned to Wells Fargo, to, among other things, decrease the borrowing capacity from $75.0 million to $60.0 million and extend the maturity to August 9, 2022.

The obligations under the Amended ABL Credit Agreement are guaranteed by us, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries and are secured by substantially all of our assets, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of September 30, 2020, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $10.4 million and the total excess borrowing capacity was $36.6 million. As of December 31, 2019, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $9.2 million and the total excess borrowing capacity was $41.8 million.

The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of September 30, 2020 and December 31, 2019, we are in compliance with the financial covenants under the Amended ABL Credit Agreement and the previous Credit Facility, as applicable.

Any amounts borrowed under the Amended ABL Credit Agreement accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of September 30, 2020, the weighted average interest rate on the credit facility with Wells Fargo was 0%. As of December 31 2019, the weighted average interest rate on the credit facility with Wells Fargo was 4.53%.

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

As described in the aforementioned Term Loan section, on October 16, 2020, the Company amended the New Term Loan Agreement to reduce the amount and defer the calculation of its EBITDA covenant, with Wells Fargo as party to the agreement.

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

As of September 30, 2020 and December 31, 2019, we held cash and cash equivalents, including restricted cash, of $79.8 million and $66.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $56.9 million and $27.0 million as of September 30, 2020 and December 31, 2019, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of September 30, 2020.

Our primary sources of working capital are cash flows from operations and borrowings under our Amended Wells Fargo Credit Agreement (see Note 6 - Credit Facilities).

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

Off-Balance Sheet Arrangements

As of September 30, 2020, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $10.4 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2020, we have outstanding convertible senior notes payable of $30.6 million (including $1.0 million in payment-in-kind interest) principal amount due July 2023 with a fixed interest rate of (i) 3.25% per annum if paid in cash or 5.00% per annum if paid in stock plus (ii) 2.75% per annum payable in kind, as well as a $138.8 million (including $4.0 million in payment-in-kind interest) term loan due February 2023 with a fixed interest rate of (i) 8.00% per annum plus (ii) 2.5% per annum payable in kind. As the interest rates on the notes and the term loan are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 6 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the nine months ended September 30, 2020, the maximum amount borrowed under the revolving credit facility was nil and the average amount of borrowings outstanding was nil. As of September 30, 2020, the amount of total borrowings outstanding under the revolving credit facility was nil.

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

See Note 18 - Subsequent Events, to the Condensed Consolidated Financial Statements for disclosure with respect to a recently filed purported Class Action.

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

Item 6. Exhibits

Number	Description

10.1	Consent and Amendment No. 3 to Amended and Restated Credit Agreement (1)
10.2	Amendment No. 2 to First Lien Term Loan Facility Credit Agreement (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (2)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (2)
32.1	Section 1350 Certification of Chief Executive Officer (2)
32.2	Section 1350 Certification of Chief Financial Officer (2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 19, 2020 and incorporated herein by reference.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: November 13, 2020	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)