Form 10-K
period 2020-12-31
JAKKS PACIFIC INC
filed 2021-03-19
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

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

☐Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer	☒ Smaller Reporting Company	☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2020 of $8.20 is $25,233,237.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 6,077,548 as of March 16, 2021.

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2019

Items in Form 10-K

EXPLANATORY NOTE

As of the date of filing of this Annual Report on Form 10-K (this “Report”), there are many uncertainties regarding the current Novel Coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. To date, the COVID-19 pandemic has had far-reaching impacts on many aspects of the operations of JAKKS Pacific, Inc. (the “Company”, “we,” “our” or “us”), directly and indirectly, including on consumer behavior, customer store traffic, production capabilities, timing of product availability, our people, and the market generally. The scope and nature of these impacts continue to evolve each day. The COVID-19 pandemic has resulted in, and may continue to result in, regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, adverse impacts on our business, financial condition and results of operations. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures intended to help minimize the risk to our Company, employees, and customers, including the following:

●

On March 23, 2020, we encouraged all members of our headquarter’s staff in Santa Monica, CA to begin working from home. We expect that to be our operating model for an undetermined period of time, and until permitted by federal, state and local instructions to reopen;

●	We identified expense reductions that we implemented throughout the remainder of fiscal 2020, and into 2021;
●

Although our distribution center currently continues to operate, we continue to evaluate their operations, and may elect, or be required, to shut down their operations temporarily at any time in the future;

●	We have suspended all non-essential travel for our employees; and
●	We are discouraging employee attendance at industry events and in-person work-related meetings.

Each of the remedial measures taken by the Company has had, and we expect will continue to have, adverse impacts on our current business, financial condition and results of operations, and may create additional risks for our Company. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, and relationships with our licensors. We expect to continue to assess the evolving impact of the COVID-19 pandemic on our customers, consumers, employees, supply chain, and operations, and intend to make adjustments to our responses accordingly. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business, financial condition, and results of operations will depend on how the COVID-19 pandemic and its impacts to continue to develop, which are highly uncertain and cannot be predicted at this time.

In light of these uncertainties, for purposes of this report, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors, and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the COVID-19 pandemic or our responses thereto. In addition, the disclosures contained in this report are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. For further information, see “Disclosure Regarding Forward-Looking Statements.” and “Risk Factors.”

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

PART I

Item 1.  Business

In this report, “JAKKS,” the “Company,” “we,” “us” and “our” refer to JAKKS Pacific, Inc., its subsidiaries and our majority-owned joint venture.

Company Overview

We are a leading multi-line, multi-brand toy company that designs, produces, markets and distributes toys and related products, consumables and related products, electronics and related products, kids indoor and outdoor furniture, and other consumer products. We focus our business on acquiring or licensing well-recognized intellectual property (“IP”), trademarks and/or brand names, most with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names, and have historically acquired complementary businesses to further grow our portfolio. For accounting purposes, our products have been divided into two segments: (i) Toys/Consumer Products and (ii) Halloween. Segment information with respect to revenues, assets and profits or losses attributable to each segment is contained in Note 3 to the audited consolidated financial statements contained below in Item 8. Our products include:

●	Action figures and accessories, including licensed characters based on the Nintendo®, Sonic the Hedgehog® and Apex Legends® franchises and our own proprietary brands including Creepy Crawlers™;

●	Toy vehicles, including Xtreme Power Dozer®, Xtreme Power Dump Truck™, XPV®, Road Champs®, Fly Wheels® and MXS® toy vehicles and accessories;

●

Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Frozen 2®, Disney Princess®, Disney Raya and the Last Dragon™ and Minnie Mouse®, and infant and pre-school toys based on TV shows like Gigantosaurus® and PBS’s Daniel Tiger’s Neighborhood®;

●	Private label products developed exclusively for certain retail customers in various product categories;

●	Foot-to-floor ride-on products, including those based on Fisher-Price®, Nickelodeon®, and Hasbro®/Entertainment One® licenses and inflatable environments, tents and wagons;

●

Role play, dress-up, pretend play and novelty products for boys and girls based on well-known brands and entertainment properties such as Disney Frozen, Black & Decker®, Disney Princess, and Raya and the Last Dragon, as well as those based on our own proprietary brands;

●

Indoor and outdoor kids’ furniture, activity trays and tables and room décor; kiddie pools, seasonal and outdoor products, including those based on Disney characters, Nickelodeon, and Hasbro/Entertainment One licenses;

●

Halloween and everyday costumes for all ages based on licensed and proprietary non-licensed brands, including Super Mario Bros.®, Microsoft’s Halo®, LEGO® Movie, Disney-Pixar Toy Story®, Harry Potter®, Jurassic World®, Sesame Street®, Power Rangers®¸ Hasbro brands and Disney Frozen, Disney Princess and related Halloween accessories; and

●	Outdoor activity toys including Redo Skateboard Co.® and Junior sports toys including Skyball® hyper-charged balls, sport sets and Wave Hoops® toy hoops marketed under our Maui® brand.

We continually review the marketplace to identify and evaluate popular and evergreen brands and product categories that we believe have the potential for growth. We endeavor to generate growth within these lines by:

●	creating innovative products under our established licenses and brand names;

●	adding new items to the branded product lines that we expect will enjoy greater popularity;

●	infusing innovation and technology when appropriate to make products more appealing to today’s kids; and

●	expanding our international product offering either sold directly to retailers or via third party distributors.

Our Business Strategy

In addition to developing our own proprietary brands, properties and marks, licensing popular IP enables us to use these high-profile marks at a lower cost than we would incur if we purchased these marks or funded the development of comparable marks on our own. Beyond the investment profile, we have an appreciation of the challenges and expertise required to break through the noise in a world filled with high-budget, content-centric consumer choices either based on well-known pre-existing IP or the even higher hurdle to launch new IP in the aforementioned marketplace. By licensing IP and trademarks from world-class brand owners and content creators, we have access to a far greater range of marks than would be available for purchase. It also helps to credibly assure licensors that we will prioritize their brands, properties and IP rather than explicitly competing with them with a broad-range of self-developed content-led offerings. We also license technology developed by unaffiliated inventors and product developers to enhance the design, innovation and functionality of our products.

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, value-oriented dollar stores, toy specialty stores and wholesalers. Our two largest customers are Wal-Mart® and Target®, which accounted for 29.1% and 25.7%, respectively, of our net sales in 2020. No other customer accounted for more than 10% of our net sales in 2020.

Our Growth Strategy

Key elements of our growth strategy include:

●Expand Core Product Lines. We manage our existing and new brands through strategic product development initiatives, including introducing new products, modifying existing products and extending existing product lines to maximize their longevity. Our marketing teams and product designers strive to develop new products or product lines to offer added technological, aesthetic and functional improvements to our extensive portfolio.

●Enter New Product Categories. We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into several related categories by infusing additional technologies such as motion gaming and through the licensing of this category from our current licensors, such as Disney. We recently entered the skateboard space at a retailer’s request and are now expanding into related protective gear and accessories.

●Pursue Strategic Acquisitions. We supplement our internal growth with selected strategic acquisitions. In October 2016, we acquired the operating assets of the C’est Moi® performance makeup and youth skincare product lines whose distribution was limited primarily to Asia. We launched a full line of makeup and skincare products branded under the C’est Moi name in the U.S. to a limited number of retail customers in 2018. In 2020, we evaluated several potential acquisitions although none resonated to the point of reaching an agreement.

●Acquire Additional Character and Product Licenses. We have acquired the rights to use many familiar brand and character names and logos from third parties that we use with our primary trademarks and brands. Currently, among others, we have license agreements with Nickelodeon, Disney, Pixar®, Marvel®, NBC Universal®, Microsoft®, Sega® and Warner Bros.®, as well as with the licensors of many other popular characters. We also license IP from other toy companies for categories in which they do not offer products found within our Core Product Lines. We intend to continue to pursue new licenses from these media & entertainment companies along with other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of inventors and product developers.

●Expand International Sales. We believe that non-US markets: Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2020, our sales generated outside the United States were approximately $94.7 million, or 18.4% of total net sales. In 2020, we migrated from a distributor model to selling direct in Spain, Italy, France and Mexico. Third-party distributors remain a core component of our international business, and we are constantly assessing how to expand our mutual businesses. Although the COVID-19 pandemic had a significantly negative impact on our international business, we remain focused on international being a source of revenue growth.

●Capitalize On Our Operating Efficiencies. We believe that our current infrastructure and operating model can accommodate growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

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

Moreover, implementation of our growth strategy is subject to risks beyond our control, including: competition; market acceptance of new products; changes in economic conditions; changes in the media & entertainment landscape disrupting the traditional model of capturing consumer attention for new entertainment-led offerings; our ability to obtain or renew licenses on commercially reasonable terms; and, our ability to finance increased levels of accounts receivable and inventory necessary to support our sales growth, if any.

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

Industry Overview

According to Toy Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by China, Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $25.1 billion in 2020. We believe the two largest United States toy companies, Hasbro and Mattel, collectively hold a dominant share of the U.S. toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement, expansion and re-introduction of previously established products and product lines.

Over the years, the toy industry has experienced substantial consolidation among both toy companies and toy retailers. We believe that the ongoing consolidation of toy companies provides us with increased growth opportunities due to retailers’ desire to not be entirely dependent upon a few dominant toy companies. Retailer concentration also enables us to ship products, manage account relationships and track point of sale information more effectively and efficiently.

Products

We focus our business on acquiring or licensing well-recognized properties, trademarks and/or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Generally, our license agreements for products and concepts call for royalties ranging from 1% to 25% of net sales, and some may require minimum royalty guarantees and up-front or advance royalty payments. Our principal products are highlighted above in our Company Overview.

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, dollar stores, toy specialty stores and wholesalers. In 2019, our two largest customers, Wal-Mart and Target, accounted for 29.6% and 20.8%, respectively, of our net sales. In 2020, our two largest customers, Wal-Mart and Target, accounted for 29.1% and 25.7%, respectively, of our net sales. No other customer accounted for more than 10% of our net sales in 2020. We generally sell products to our customers on open account with payment terms typically varying from 30 to 90 days or, in some cases, pursuant to letters of credit. For sales outside of the United States, we may also purchase credit insurance to mitigate the risk, if any, of non-payment. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Walmart.com, Target.com and Amazon.com®.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products to our customers, many of whom take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. We also contract the manufacture of certain products from Hong Kong Meisheng Cultural Company Limited (“Meisheng”), which involved payment to Meisheng of approximately $64.8 million and $94.3 million for the year ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, Meisheng owns 9.2% of our outstanding common stock, and Zhao Xiaoqiang, one of our directors, is executive director of Meisheng. A portion of our sales originate in the United States, so we hold certain inventory in our warehouses and fulfillment facilities. To date, a majority of all of our sales has been to customers based in the United States. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

●	entered into a joint venture in China;

●	engaged representatives to oversee sales in certain foreign territories;

●	engaged distributors in certain foreign territories;

●	established direct relationships with retailers in certain foreign territories;

●	opened sales offices in Canada, Europe and Mexico; and

●	opened distribution centers in the UK and Europe.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $94.7 million, or 18.4% of our net sales in 2020 and approximately $117.3 million, or 19.6% of our net sales in 2019. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

We maintain a full-time sales and marketing staff, many of whom make on-site visits to customers for the purpose of showing products and soliciting orders for products. We also retain a number of independent sales representatives to sell and promote our products, both domestically and internationally. Together with retailers, we occasionally test the consumer acceptance of new products in selected markets before committing resources to large-scale production.

We publicize and advertise our products online, in trade and consumer magazines and other publications, market our products at international, national and regional toy and other specialty trade shows, conventions and exhibitions and carry on cooperative advertising programs with toy and mass market retailers and other customers which include the use of print, online and television ads and via in-store displays. We also produce and broadcast television commercials for several of our product lines, if we expect that the resulting increase in our net sales will justify the relatively high cost of television advertising.

Product Development

Each of our product lines has an in-house manager responsible for product development. The in-house manager identifies and evaluates inventor products and concepts and other opportunities to enhance or expand existing product lines or to enter new product categories. In addition, we create proprietary products to fully exploit our concept and character licenses. Although we have the capability to create and develop products from inception to production, we also use third-parties to provide a portion of the sculpting, sample making, illustration and package design required for our products in order to accommodate our increasing product innovations and introductions as well as accelerate our speed-to-market. Typically, the development process takes from nine to eighteen months from concept to production and shipment to our customers, but given our Company’s size and structure, we have demonstrated the ability to shrink that down to three to nine months successfully when the opportunity requires.

We employ a staff of designers for all of our product lines. We occasionally acquire other product concepts from unaffiliated third parties. If we accept and develop a third-party’s concept for new toys, we generally pay a royalty on the sale of the toys developed from this concept, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to inventors and developers generally range from 1% to 4% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products.

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

Manufacturing and Supplies

Most of our products are currently produced by overseas third-party manufacturers, which we choose on the basis of quality, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and the latest production technology. Substantially all of the manufacturing services performed overseas for us are paid for on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. The COVID-19 pandemic, in particular, created some short-term delays as manufacturing capacity both dropped during the peak of the China outbreak and then again was stretched when consumer demand for different categories of products spiked as a result of the unprecedented level of households operating under confined-to-home/social distancing guidelines. Currently, we have ongoing relationships with over seventy different manufacturers. We believe that alternative sources of supply are available to us although we cannot be assured that we can obtain adequate supplies of manufactured products on short notice. We may also incur costs or other losses as a result of not placing orders consistent with our forecasts for product to be manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not directly manufacture our products, we own the majority of the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dies and molds represent a substantial portion of our property and equipment with a net book value of $10.8 million in 2020 and $11.4 million in 2019; substantially all of these assets are located in China.

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

Competition

Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, wholly-owned brands and properties with high consumer awareness and appeal, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In many of our product lines we compete directly against one or both of the toy industry’s two dominant companies, Mattel and Hasbro. In addition, we compete in our Halloween costume lines with Rubies II. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories.

Seasonality and Backlog

In 2020, 71.8% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry and therefore it is also the least profitable quarter due to various fixed costs. Seasonality factors cause our operating results to fluctuate significantly from quarter to quarter. However, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the theatrical/entertainment-led releases of licensed brands, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher-priced toy products.

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

Government and Industry Regulation

Our products are subject to the provisions of the Consumer Product Safety Act (“CPSA”), the Federal Hazardous Substances Act (“FHSA”), the Flammable Fabrics Act (“FFA”) and the regulations promulgated thereunder, and various other regulations in the European Union and other jurisdictions. The CPSA and the FHSA enable the Consumer Products Safety Commission (“CPSC”) to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The FFA enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. The CPSC may also require the repurchase by the manufacturer of articles. Similar laws exist in some states and cities and in various international markets. We maintain a quality control program designed to ensure compliance with all applicable laws.

Human Capital

Our success comes from recruiting, retaining and motivating talented individuals around the world. JAKKS Pacific, Inc. continuously strives to create a safe, productive and harmonious work environment.

As of December 31, 2020, we had approximately 626 employees (including temporary and seasonal employees) working in over 8 countries worldwide to create innovative products and experiences that inspire, entertain, and develop children through play, with approximately 204 employees (33% of the total workforce) located outside the U.S.

The remaining workforce focuses on design, development, marketing, sales, finance, and other aspects of our business.

Employee Engagement

One of our main focuses is employee retention. We empower our management to identify top performers and mentor them. We encourage all employees to take advantage of in-house and external training programs and continuing education. Our Human Resources department has an open-door policy that encourages employees to seek career advancement advice. We utilize an “Employee Development Plan” which outlines both short-term and long-term career plans. Holding various events and workshops throughout the year, employees are encouraged to voice any concerns and/or to bring forth their ideas and suggestions.

Diversity and Inclusion

We are committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion.

The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that our employees invest in their work represents a significant part of the culture.

We embrace and encourage employees’ differences in age, color, ability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics.

Our diversity initiatives are applicable—but not limited—to practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions and transfers.

Training and Development

We take pride in offering the opportunity for employees to continuously learn and to grow their careers. Annually, employees are offered various types of training and the opportunity to continue their education. This includes both online and instructor-led training covering a variety of topics including: career-related, federally- and locally-mandated, JAKKS Pacific, Inc. Company policy and legal, financial services and health/wellness-related. Nearly all employees take advantage of these learning opportunities. In 2020, all courses and trainings were held online with excellent participation.

Health and Safety

We are committed to providing a safe, healthy and productive working environment for all of our employees globally.

In 2020 with the impact of the COVID-19 pandemic, our number one priority was the health and safety of all of our employees, worldwide. The immediate and continuous response was to provide a remote work environment for employees (when available), implement enhanced protocols to provide a safe and sanitary working environment and offer on-site Covid-19 testing at no cost to employees and their dependents.

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

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend upon our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

●	the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

●	increasing use of technology, broadly, be it taking share of children’s discretionary time or otherwise;

●	shorter life cycles for individual products;

●	higher consumer expectations for product quality, functionality and price-value;

●

a wider array of content offerings and platforms attracting a viable audience that enables a meaningful consumer products opportunity, and our ability to effectively predict those platforms and offerings given the increasingly fragmented content distribution marketplace;

●

the evolving media landscape increases the cost and complexity of advertising our products directly to end-consumers, and similarly our ability to effectively predict the most effective advertising platforms could adversely impact our ability to introduce and sell our product lines at planned levels or better; and

●

consumer shopping habits migrating from traditional “brick & mortar” browsing to more online experiences. We cannot be assured that this change will not adversely impact our historical ability to have our newest product offerings discovered, evaluated and appreciated sufficiently to motivate purchase and ultimately build word-of-mouth endorsement about the value of our offerings.

We cannot assure you that:

●	our current products will continue to be popular with consumers;

●	the products that we introduce will achieve any significant degree of market acceptance;

●

our support of customers with an online shopping proposition is expected to lead to a comparable degree of sales or margins through the offline shopping experience should consumer behavior migrate more of our business in that direction;

●	the life cycles of our products will be sufficient to permit us to recover our inventory costs, and licensing, design, manufacturing, marketing and other costs associated with those products; or

●	our inclusion of new technology will result in higher sales or increased profits.

Any or all of the foregoing factors may adversely affect our business, results of operations and financial condition.

There are risks associated with our license agreements.

●	Our current licenses require us to pay minimum royalties.

Sales of products under trademarks or trade or brand names licensed from others account for substantially all of our net sales. Product licenses allow us to capitalize on characters, designs, concepts and inventions owned by others or developed by toy inventors and designers. Our license agreements generally require us to make specified minimum royalty payments, even if we fail to sell a sufficient number of units to generate these dollar amounts under the percentage of sales basis under which most agreements are written. Some of our license agreements have additional requirements for marketing spend for the brands licensed. Some of our license agreements disallow certain retailer credits and deductions from the sales base on which royalties are calculated, including in some cases uncollectable accounts. In addition, under certain of our license agreements, if we fail to achieve certain prescribed sales targets, we may be unable to retain or renew these licenses which may adversely impact our business, results of operations and financial condition. Many of our license agreements, although multi-year in total, require us to pay a minimum level of royalties annually that cannot be recouped outside of selling during that time period (often 12 months). There may also be minimum commitments assigned to specific geographic regions or countries. As a result, sudden shocks to the market, such as has been the case with COVID-19 or when a foundational retailer goes bankrupt, might leave us with these fixed expenses unless licensors are willing to renegotiate terms in consideration for the unexpected nature of the shock. Contractual minimal royalty payments are almost always fixed and determined upon signing, so these sorts of shocks could have a negative impact on our business, results of operations and financial condition for multiple years given the nature and timing of the shock.

●	Some of our licenses are restricted as to use and include other restrictive provisions.

Under the majority of our license agreements, the licensors have the right to review and approve our use of their licensed products, designs or materials before we may make any sales. If a licensor refuses to permit our use of any licensed property in the way we propose, or if their review process is delayed or not timely, our development, manufacturing and/or sale of new products could be impeded. Our licensing agreements include other restrictive provisions, such as limitations of the time period in which we have to sell existing inventory upon expiration of the license, requiring licensor approval of contract manufacturers and approval of marketing and promotional materials, limitations on channels of distribution, including internet sales, change of ownership clauses that require licensor approval of such change and may require a fee to be paid under certain circumstances and various other provisions that may have an adverse impact on our business, results of operations and financial condition.

●	New licenses can be difficult and expensive to obtain and in some cases, retain.

Our continued success will substantially depend upon our ability to maintain existing relevant and obtain new additional licenses. Intense competition exists for desirable licenses in our industry. We cannot assure you that we will be able to secure or renew significant licenses on terms acceptable to us. In addition, as we add licenses, the need to fund additional capital expenditures, royalty advances and guaranteed minimum royalty payments may strain our cash resources. Often times, licensors require cash advance payments upon signing agreements against future minimum royalty obligations, which requires us to pay out cash several quarters prior to our ability to ship, invoice and ultimately collect revenue from the related product sales. In addition, there might be licensor or consumer expectations that certain toy products contain music or musical elements related to the original entertainment. Those music rights must be separately acquired at additional expense, and as a result can adversely affect our profitability and competitiveness at retail.

●	A limited number of licensors account for a large portion of our net sales.

We derive a significant portion of our net sales from a limited number of licensors, one of which accounts for over 62% of our net sales. If one or more of these licensors were to terminate or fail to renew our licenses or not grant us new licenses, our business, results of operations and financial condition could be adversely affected.

The failure of our character-related and theme-related products to become and/or remain popular with children may materially and adversely impact our business, results of operations and financial condition.

The success of many of our character-related and theme-related products depends upon the popularity of characters in movies, television programs, live sporting exhibitions, and other media and events. By extension, any sudden disruption in that calendar can have negative repercussions to our business, both in terms of recouping our investments to date, as well as, monetizing those investments at the profit margins we have planned. As we have a 9-18-month concept-to-market timeline depending on the product category, there is a degree of exposure given our dependence on third parties to adhere to their planned schedules. We cannot assure you that:

●

entertainment content associated with our character-related and theme-related product lines will be released at the times we expect, via the media we expected and/or will reach a wide enough audience to generate the level of consumer demand we anticipated in agreeing to sign the license and develop our product line;

●	the success of entertainment content associated with our existing character-related and theme-related product lines will result in substantial promotional value to our products;

●	we will be successful in renewing licenses upon expiration of terms that are favorable to us;

●	we will be successful in obtaining licenses to produce new character-related and theme-related products in the future;

●

we will continue to be able to assess effectively our licensors’ ability to launch new brands in a manner to effectively create a market for consumer products given the rapidly changing content distribution landscape and a potential reprioritization of their goals for their content launches; or

●

we will continue to be able to effectively assess the longevity and market appetite for consumer products for pre-existing licensor brands given the ever-increasing competition for consumer’s attention and discretionary spending.

Our failure to achieve any or all of the foregoing benchmarks may cause the infrastructure of our operations to fail, thereby adversely affecting our business, results of operations and financial condition.

A limited number of customers account for a large portion of our net sales, so that if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a materially adverse effect on our business, results of operations and financial condition.

Our two largest customers, Wal-Mart and Target, accounted for 54.8% of our net sales in 2020. Except for outstanding purchase orders for specific products, we do not have written contracts with, or commitments from, any of our customers, and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers would adversely affect our business, results of operations and financial condition. In addition, pressure by large customers seeking price reductions, financial incentives and changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, results of operations and financial condition. For example, the bankruptcy and liquidation of Toys “R” Us (“TRU”) in the United States, and in certain other jurisdictions around the world, had a material, adverse impact on the toy industry and our business, results of operations and financial condition. In 2017, TRU was our third largest customer with net sales of $69.5 million. In 2018, net sales to TRU declined by over 76.1% to $16.6 million. In addition to the reduction in net sales, we also recorded significant bad debt charges in 2017 and 2018 as a result of the TRU bankruptcy and liquidation.

If one or more of our major customers were to experience difficulties in fulfilling their obligations to us resulting from bankruptcy or other deterioration in their financial condition or ability to meet their obligations, cease doing business with us, significantly reduce the amount of their purchases from us, or return substantial amounts of our products, it could have a material adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic has left many customers outside of our largest customers under varying degrees of financial distress, and it seems some of our largest customers are facing increases in their operating costs. Customers may request extended payment terms which may require us to take on increased credit risk or to reduce or forgo sales entirely in an attempt to mitigate financial risk associated with customer bankruptcy risk.

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

All outstanding borrowings under the revolving credit line and term loan are accelerated and become immediately due and payable (and the revolving credit line and term loan terminate) in the event of a default, which includes, among other things, failure to comply with certain financial covenants or breach of representations contained in the credit line and term loan documents, defaults under other loans or obligations, involvement in bankruptcy proceedings, an occurrence of a change of control or an event constituting a material adverse effect on us (as such terms are defined in the credit line and term loan documents). We are also subject to negative covenants which, during the life of the credit line and term loan, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, and changing the character of our business. An outbreak of infectious disease, a pandemic or a similar public health threat, such as the 2019 Novel Coronavirus outbreak (see below), could adversely impact our ability to comply with such covenants. Our failure to comply with such covenants or any other breach of the credit line or term loan agreements could cause a default and we may then be required to repay borrowings under our credit line and term loan with capital from other sources. We could also be blocked from future borrowings or obtaining letters of credit under the revolving credit line, and the credit line agreement and the term loan could be terminated by the lenders. Under these circumstances, other sources of capital may not be available or may be available only on unfavorable terms. In the event of a default, it is possible that our assets and certain of our subsidiaries’ assets may be attached or seized by the lenders. Any (i) failure by us to comply with the covenants or other provisions of the credit line and term loan, (ii) difficulty in securing any required future financing, or (iii) any such seizure or attachment of assets could have a material adverse effect on our business and financial condition. Our revolving credit line and term loan mature in August 2022 and February 2023, respectively.

We may not have the funds necessary to purchase our outstanding convertible senior notes upon a fundamental change or other purchase date, as required by the indenture governing the notes.

In June 2014, we sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due on June 1, 2020 (the “4.875% 2020 Notes”). In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due on August 1, 2018, of which no amounts are currently outstanding, but $29.6 million were exchanged for new notes due on November 1, 2020 (the “3.25% 2020 Notes” and collectively with the 4.875% 2020 Notes, the “Notes”). In August 2019, the 3.25% 2020 Notes were amended and, among other changes, now mature on the earlier of (i) 91 days after the repayment in full of the newly issued secured term loan that matures in February 2023 or (ii) July 2023 (the “3.25% 2023 Notes”). In addition, a portion of the 4.875% 2020 Notes was exchanged for additional 3.25% 2023 Notes. As of December 31, 2020, approximately $22.9 million of the 3.25% 2023 Notes are outstanding. Holders of the Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the Notes). Holders of the Notes may convert their notes upon the occurrence of specified events. Upon conversion, the Notes will be settled in shares of our common stock and/or in cash. Restrictions on borrowings under or loss of our revolving credit line could result in our not having the funds necessary to pay the Notes upon a fundamental change or other purchase date, as required by the indenture governing the Notes.

The agreement governing our outstanding preferred stock includes terms and conditions that may adversely impact our business and cash flows.

In August 2019, we issued a series of preferred stock with a face amount of $20.0 million. The preferred stock (i) is senior to our common stock, (ii) not convertible into common stock, (iii) earns a dividend at an annual rate of 6% (which may or may not be paid in cash), (iv) includes a liquidation preference of up to 150% of the accrued amount, and (v) includes the right to elect up to two members to the Company’s Board of Directors, among other rights, terms and conditions. In addition, the series of preferred stock includes other protective rights and provisions, such as amendments to the Company’s bylaws to restrict changes that may adversely impact the rights of the preferred stockholders, engaging in businesses that are not permitted businesses, as defined, limitations on assets dispositions and entering into a change of control transaction without the approval of the preferred stockholders. Some of these rights, restrictions and other terms and conditions may prevent us from taking advantageous actions with respect to our business, result in our inability to respond effectively to competitive pressures and industry developments, and/or adversely affect our cash flows or operations.

We depend upon our Chief Executive Officer and any loss or interruption of his services could adversely affect our business, results of operations and financial condition.

Our success has been largely dependent upon the experience and continued services of Stephen G. Berman, our Chairman and Chief Executive Officer. Though Mr. Berman is under contract through 2024, we cannot assure you that we would be able to find an appropriate replacement for Mr. Berman should the need arise, and any loss or interruption of the services of Mr. Berman could adversely affect our business, results of operations and financial condition.

Market conditions and other third-party conduct could negatively impact our margins and implementation of other business initiatives.

Economic conditions, such as decreased consumer confidence or a recession, may adversely impact our business, results of operations and financial condition. In addition, general economic conditions were significantly and negatively affected by the September 11th terrorist attacks and could be similarly affected by any future attacks. The COVID-19 pandemic had a negative impact to our business in 2020 by disrupting consumer behavior, spending patterns and ultimately the play patterns and events that often motivate purchasing of our products. Furthermore, restrictions on nearly all of our customers’ operating hours at one point in the year or another, limited consumers’ ability to discover our products thru traditional in-store browsing and unplanned purchase. Continuation of such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could further adversely affect our sales and profitability. Other conditions, such as the unavailability of electronic components or other raw materials, for example, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Significant and sustained increases in the price of oil, for example, could adversely impact the cost of the raw materials used in the manufacture of certain of our products, such as plastic.

We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt our supply chain and impact our operating results.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of Novel Coronavirus causing respiratory illness and death emerged in the city of Wuhan in the Hubei province of China. The Chinese government took certain emergency measures to combat the spread of the virus, including extension of the Lunar New Year holiday, implementation of travel bans and closure of factories and businesses. The majority of our materials and products are sourced from suppliers located in China.

The COVID-19 virus was ultimately declared a global pandemic by the World Health Organization and has been spreading throughout the world, including the United States, resulting in emergency measures, including travel bans, closure of retail stores, and restrictions on gatherings of more than a maximum number of people. These outbreaks are disruptive to local economies and commercial activity, and create downward pressure on our ability to make our product line available to consumers or for consumers to purchase our products, even if our products are available. At this time, we cannot predict with any certainty the further duration and depth of the impact in the United States or other places worldwide where we sell our products or manufacture our products. Accordingly, it is extremely challenging to estimate the extent by which we will be negatively impacted by this disease. While the governmental organizations of the United States, as well as governments across the world, have implemented emergency economic measures and announced the consideration of additional emergency economic assistance packages, it is unclear what impact they are having, and will have, on the economy in the United States and worldwide. Uncertainty surrounds the length of time this disease will continue to spread, and the extent governments will continue to impose, or add additional, quarantines, curfews, travel restrictions and closures of retail stores. In addition, even following control of the disease and the end of the pandemic, the economic dislocation caused by the disease to so many people may linger and be so significant that consumers’ focus could be directed away from consumer discretionary spending for products such as ours for an extended period of time. For all of these reasons, at this time we cannot quantify the extent of the impact this disease will have on our sales, net income and cash flows, but it could be quite significant.

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

The COVID-19 pandemic has also accelerated consumers’ shift to ecommerce transactions with traditional brick & mortar retailers. Some of these transactions are for “Ship-to-home” purchases and some are for local pick-up by the consumer at the brick & mortar location. In either case, the consumer’s path to discovery of new items changes to a digital medium. It remains to be seen whether this change has a negative adverse impact on consumers’ ability to discover the breadth and depth of our product range or whether it discourages adding incremental unplanned purchases to the shopping cart. Either scenario could have a negative impact on our overall business performance.

Our Halloween (Disguise) business is even more seasonal than our core Toy/Consumer Products business. This seasonality is further exacerbated by consumer migration to online shopping as the style and size attributes of the Halloween business (i.e., we make the same costume in multiple sizes, and the same item “costume” across a very wide range of brands and properties) in part behaves like an apparel-driven transaction rather than “one-size-for-all” toy/consumer product transaction.

In 2020, COVID-19 was an unexpected shock to the market, making the traditional Halloween experience less feasible to celebrate in its traditional manner. It had a material impact on our sales of related product. Any similar event that suddenly makes the holiday less relevant or infeasible to celebrate can and likely will have a negative impact on that segment of business. Given that securing licenses, product design and development and ultimately sourcing of the product takes place months in advance of the actual Halloween selling season, we have limited ability to recover invested expense if the market demand for those products were to suddenly be reduced. Although some product could be held in inventory or materials rolled forward to the next manufacturing season, these events would in turn incrementally tie up our capital until the following year at best, and/or put added strain on our third-party manufacturers.

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

We do not have long-term contracts with our third-party manufacturers. Although we believe we could secure other third-party manufacturers to produce our products, our operations would be adversely affected if we suddenly lost our relationship with any of our current suppliers or if our current suppliers’ operations or sea or air transportation with our overseas manufacturers were disrupted or terminated even for a relatively short period of time. Our tools, dies and molds are located at the facilities of our third-party manufacturers. Although we own the majority of those tools, dies and molds, our ability to retrieve them and move them to a new manufacturer might be limited by lack of manufacturing equipment compatibility. In addition, the current COVID-19 pandemic has made on-site engagement of our vendor base more challenging.

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

The toy industry is highly competitive. Globally, certain of our competitors have financial and strategic advantages over us, including:

●	greater financial resources;

●	larger sales, marketing and product development departments;

●	stronger brand name recognition and/or well-established owned brands/trademark;

●	broader international sales and marketing infrastructure;

●	longer operating histories; and

●	greater economies of scale.

In addition, the toy industry has no significant barriers to entry. Competition is based primarily upon the ability to design and develop new toys, procure licenses for popular characters and trademarks, and successfully market products. Many of our competitors offer similar products or alternatives to our products. Our competitors have obtained and are likely to continue to obtain licenses that overlap our licenses with respect to products, geographic areas and retail channels. We cannot assure you that we will be able to obtain adequate shelf space in retail stores to support our existing products, expand our products and product lines or continue to compete effectively against current and future competitors.

Our corporate headquarters, fulfillment center and information technology systems are in Southern California, and if these operations are disrupted, we may not be able to operate our core functions and/or ship merchandise to our customers, which would adversely affect our business.

Our corporate headquarters, distribution center and information technology systems are in Santa Monica and the City of Industry, California, and the overwhelming majority of our U.S.-based staff lives in Southern California. If we encounter any disruptions to our operations within these buildings, or if they were to shut down for any reason, including by fire or other natural disaster, or as a result of the COVID-19 pandemic, then we may be prevented from effectively operating, shipping and processing our merchandise. Furthermore, the risk of disruption or shut down at these buildings and/or within the Southern California community is greater than it might be if they were located in another region as Southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shut down at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.

We have substantial sales and manufacturing operations outside of the United States, subjecting us to risks common to international operations.

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 18.4% of our net sales for the year ended 2020 and approximately 19.6% of our net sales for year ended 2019. Although COVID-19 disproportionately negatively impacted our international business in 2020, we expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we use third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

●	currency conversion risks and currency fluctuations;

●	limitations, including taxes, on the repatriation of earnings;

●	political instability, civil unrest and economic instability;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

●	complications in complying with laws in varying jurisdictions and changes in governmental policies;

●	greater difficulty and expenses associated with recovering from natural disasters, such as earthquakes, hurricanes and floods;

●	transportation delays and interruption, inclusive of raw material’s sourcing to our third-party manufacturers as well as finished goods delivery through to our customers and ultimate consumers;

●	work stoppages;

●	the potential imposition of tariffs; and

●	the pricing of intercompany transactions may be challenged by taxing authorities in both foreign jurisdictions and the United States, with potential increases in income and other taxes.

Our reliance upon external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to regulatory, political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. Also, the imposition of trade sanctions by the United States against a class of products imported by us from, or the loss of “normal trade relations” status by China could significantly increase our cost of products imported from that nation. Because of the importance of international sales and international sourcing of manufacturing to our business, our results of operations and financial condition could be significantly and adversely affected if any of the risks described above were to occur.

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

Any of these results may adversely affect our business, results of operations and financial condition. There can be no assurance that our product liability insurance will be sufficient to avoid or limit our loss in the event of an adverse outcome of any product liability claim.

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

Historically, we experienced growth in our product lines through acquisitions of businesses, products and licenses. This growth in product lines has contributed significantly to our total revenues over the years. Even though we have had no significant acquisitions since 2012, comparing our future period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure that we will continue to experience growth in, or maintain our present level of, net sales.

Our growth strategy calls for us to continuously develop and diversify our toy business by acquiring other companies, entering into additional license agreements, refining our product lines, expanding into adjacent Toys/Consumer Products/Costume categories and expanding into international markets, which will place additional demands upon our management, operational capacity and financial resources and systems. The increased demand upon management may necessitate our recruitment and retention of qualified management personnel. We cannot assure that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. There can be no assurance that our operational, financial and management information systems will be adequate to support our future operations. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, results of operations and financial condition.

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

We rely extensively on information technology systems across our operations, including for management of our supply chain, sale and delivery of our products and services, reporting our results of operations, collection and storage of consumer data, data of customers, employees and other stakeholders, and various other processes and transactions. Many of these systems are managed by third-party service providers. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. In any given year, a small volume of our consumer products and services may rely on a component or element which is internet-enabled, and may be offered in conjunction with business partners or such third-party service providers. We, our business partners and third-party service providers may collect, process, store and transmit consumer data, including personal information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of our business partners’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, which could adversely affect our results of operations, result in regulatory enforcement, other litigation and could be a potential liability for us, and otherwise significantly harm our business. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products and services depends significantly on the reliability and capacity of these systems and third-party service providers.

Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party provider, such measures cannot provide absolute security. We have exposures to similar security risks faced by other large companies that have data stored on their information technology systems. To our knowledge, we have not experienced any material breach of our cybersecurity systems. If our systems or our third-party service providers' systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, human error, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, we could experience delays or decreases in product sales, and reduced efficiency of our operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose us to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect our business, and cause it to incur significant losses and remediation costs.

The COVID-19 pandemic required most of our employees to work remotely, putting unprecedented strain on our information technology resources and infrastructure. We cannot be sure how long the work-from-home model will stay in place and how mandates around social distancing and extensive remote work will generate new and unforeseen risks of business disruption and increased complexity across the range of functions that comprise the Company’s daily activities. In addition, by deploying the work-from-home model, we increase our vulnerability to hacking and other nefarious activities as employees adjust to new hardware/software infrastructure and resources as well as close the gap created by no longer being in close physical proximity to their colleagues. Although all employees are required to use work infrastructure and our secure VPN, we cannot be completely certain that we will not have increased exposure to security considerations in this new environment.

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

Our growth strategy depends, in part, upon our ability to acquire companies and new product lines. Future acquisitions, if any, may succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

●	attractiveness of products;

●	suitability of distribution channels;

●	management ability;

●	financial condition and results of operations;

●	the degree to which acquired operations can be integrated with our operations; and

●	appropriate valuation and our ability to create substantially more value post-acquisition.

We cannot assure you that we can identify attractive acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect our results of operations and our ability to sustain growth. Our acquisition strategy involves a number of risks, each of which could adversely affect our operating results, including:

●	difficulties in integrating acquired businesses or product lines, assimilating new facilities and personnel and harmonizing diverse business strategies and methods of operation;

●	diversion of management attention from operation of our existing business;

●	loss of key personnel from acquired companies;

●	failure of an acquired business to achieve targeted financial results;

●	limited capital to finance acquisitions and/or fund appropriate working capital post-acquisition; and

●	inability to maintain or secure relevant licenses to maintain or expand the net sales of acquired business.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause the price of our common stock and trading volume to decline.

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

All the factors discussed in this section, disclosures made in other parts of this Annual Report on Form 10-K, or any other material announcements or events could affect our stock price. In addition, quarterly fluctuations in our operating results, changes in investor and analyst perception of the business risks and conditions of our business, our ability to meet earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of our stock by research analysts, fluctuations in the stock prices of other toy companies or in stock markets in general, and general economic or political conditions could also cause the price of our stock to change. A significant drop in the price of our stock could expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.

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

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be evaluated for impairment at least annually. At December 31, 2020, $35.1 million, or 10.7%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations. We did not record any goodwill impairment charges during 2020, 2019 or 2018. In the future, if we do not achieve our profitability and growth targets the carrying value of our goodwill may become further impaired, resulting in additional impairment charges.

Item 2.  Properties

The following is a listing of the principal leased offices maintained by us as of March 15, 2021:

Property	Location	Approximate Square Feet	Lease Expiration Date
US and Canada *
Distribution Center	City of Industry, California	800,000	April 30, 2023
Disguise Office	Poway, California	24,200	June 30, 2024
Corporate Headquarters/Showroom	Santa Monica, California	65,858	January 31, 2024

International *
Europe Office	Bracknell, United Kingdom	8,957	January 19, 2027
Hong Kong Headquarters	Kowloon, Hong Kong	18,500	June 30, 2022

* The Halloween segment is included in the properties listed above.

Item 3.  Legal Proceedings

For information regarding our legal proceedings, see Item 8 “Consolidated Financial Statements and Supplementary Data Note 22 – Litigation and Contingencies.”

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select exchange under the symbol “JAKK.”

Security Holders

To the best of our knowledge, as of March 10, 2021, there were 136 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

Dividends

The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations and may be subject to certain restrictions pursuant to the terms of our preferred stock and under our credit facility and term loan. We currently do not anticipate paying any dividends in the foreseeable future.

Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2020 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a)  the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)  the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)  other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	—	—	1,180,266
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,180,266

Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. An additional 1.4 million, 2.5 million, and 3.6 million shares were added to the number of total issuable shares under the Plan and approved by the Board in 2013, 2017, and 2019, respectively. Additionally, 507,867 shares of restricted stock awards remained unvested as of December 31, 2020. Disclosures with respect to equity issuable to certain of our executive officers pursuant to the terms of their employment agreements are disclosed below under Item 11.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities in the fourth quarter of 2020.

Issuer Unregistered Sale of Equity Securities

There were no issuer sales of unregistered equity securities in the fourth quarter of 2020.

Item 6.  Selected Financial Data

The following table presents selected financial data that should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (included in Item 7) and our consolidated financial statements and the related notes (included in Item 8).

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$515,872	$598,649	$567,810	$613,111	$706,603
Cost of sales	366,107	439,304	412,094	457,430	483,582
Gross profit	149,765	159,345	155,716	155,681	223,021
Selling, general and administrative expenses	134,860	161,210	185,142	205,223	205,915
Goodwill and other intangibles impairment	—	9,379	—	13,536	—
Restructuring charge	1,631	341	1,114	1,080	—
Pandemic related charges	366	—	—	—	—
Acquisition related and other	—	6,204	1,633	—	—
Income (loss) from operations	12,908	(17,789)	(32,173)	(64,158)	17,106
Income from joint ventures	2	—	227	105	889
Other income (expense), net	301	(1,158)	152	342	305
Loss on extinguishment of debt	—	(13,205)	(453)	(611)	—
Change in fair value of preferred stock derivative liability	(2,815)	(353)	—	—	—
Change in fair value of convertible senior notes	(2,265)	(5,112)	2,948	(308)	—
Write-off of investment in DreamPlay, LLC	—	—	—	(7,000)	—
Interest income	22	85	68	37	51
Interest expense	(21,562)	(15,935)	(10,243)	(9,829)	(12,975)
Income (loss) before provision for income taxes	(13,409)	(53,467)	(39,474)	(81,422)	5,376
Provision for income taxes	735	1,912	2,951	1,606	4,127
Net income (loss)	(14,144)	(55,379)	(42,425)	(83,028)	1,249
Net income (loss) attributable to non-controlling interests	130	169	(57)	57	6
Net income (loss) attributable to JAKKS Pacific, Inc.	$(14,274)	$(55,548)	$(42,368)	$(83,085)	$1,243
Net income (loss) attributable to common stockholders	$(15,531)	$(56,031)	$(42,368)	$(83,085)	$1,243
Basic earnings (loss) per share	$(4.27)	$(21.57)	$(18.34)	$(38.93)	$0.75
Diluted earnings (loss) per share	$(4.27)	$(21.57)	$(18.34)	$(38.93)	$0.75
Dividends declared per common share	$—	$—	$—	$—	$—

Net sales reported during 2018 through 2020 were recognized under ASC 606 and net sales reported during 2016 and 2017 were recognized under ASC 605.

During the second quarter of 2020, we incurred restructuring charges of $1.6 million as a result of a Company-wide restructuring initiative. During 2020, we recognized a loss of $2.3 million related to changes in the fair value of the 3.25% convertible senior notes due in 2023 and a loss of $2.8 million related to changes in fair value of the preferred stock derivative liability.

During the third quarter of 2019, we recognized a $13.2 million loss related to the extinguishment of debt. During the fourth quarter of 2019, we assessed the recoverability of the Maui product lines and determined that the fair value was less than its carrying amount. As a result, we recorded an intangibles impairment charge of $9.4 million. During 2019, we recognized a $2.5 million loss related to changes in the fair value of the 3.25% convertible senior notes due in 2020, and a loss of $2.6 million related to changes in the fair value of the 3.25% convertible senior notes due in 2023. We also recognized $6.2 million in acquisition related and other charges related to strategic and/or refinancing transactions, including a transaction whereby we entered into, and consummated multiple, binding definitive agreements among Wells Fargo Bank, National Association, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the 4.875% convertible senior notes due 2020 that closed in August 2019. See Note 10 to the Consolidated Financial Statements included within Item 8 for further information.

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

	At December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$87,953	$61,613	$53,282	$64,977	$86,064
Working capital	112,562	107,461	106,041	146,911	236,569
Total assets	329,369	365,222	342,841	370,349	464,303
Short-term debt	5,950	1,905	27,211	26,075	10,000
Long-term debt	150,410	174,962	139,792	133,497	203,007
Total stockholders' equity	12,938	4,021	51,649	94,513	135,200

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. You should read this section in conjunction with our consolidated financial statements and the related notes included in Item 8 “Consolidated Financial Statements and Supplementary Data.”

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

Major customers’ accounts are monitored on an ongoing basis and more in-depth reviews are performed based upon changes in a customer’s financial condition and/or the level of credit being extended. When a significant event occurs, such as a bankruptcy filing by a specific customer, and on a quarterly basis, the allowance is reviewed for adequacy and the balance or accrual rate is adjusted to reflect current risk prospects. When certain shocks to the market occur, customers are unilaterally reviewed to assess the potential impact of that shock on their financial stability. Many retailers have been operating under financial duress for several years. Ultimately, we assess the risk of liquidation bankruptcy by a customer and the associated likelihood that we will not be paid for product shipped. To that end, it is not only outstanding accounts receivable balances but the decisions to design and develop account-specific product and ultimately ship product on a go-forward basis that plays into our attempts to maximize profitability while minimizing uncollectable accounts receivable.

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

We disaggregate our revenues from contracts with customers by reporting segment: Toys/Consumer Products and Halloween. We further disaggregate revenues by major geographic regions (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 3 - Business Segments, Geographic Data, and Sales by Major Customers” for further information).

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

Our reserve for sales returns and allowances amounted to $42.1 million as of December 31, 2020 and $38.4 million as of December 31, 2019.

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

In instances where the determination of the fair value measurement is based upon inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based upon the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 16 - Fair Value Measurements” for further information).

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

We performed our annual assessment of goodwill for impairment as of our annual testing date, on April 1, 2020, for each of our reporting units by evaluating qualitative factors, including, but not limited to, the performance of each reporting unit, general economic conditions, access to capital, the industry and competitive environment, and the interest rate environment. Based on our assessment, we determined that the fair values of our reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the year ended December 31, 2020.

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

When unexpected shocks to market demand occur, we review whether that shock has materially impacted the value of our owned inventory. In some cases where customers have cancelled orders, accommodation can be reached that the product will be reordered when the customer has restarted operations (in the event of store closures) or the customer agrees to minimize/eliminate requests for product line refreshment (in the event of Halloween order cancellations) which allows the inventory and in some cases raw materials to be held through to the following calendar year without incurring any additional obsolescence.

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

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2020, our income tax reserves were approximately $1.0 million and relates to the potential tax settlement in Hong Kong.

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

Recent Accounting Pronouncements.

See Item 8 "Consolidated Financial Statements and Supplementary Data Note 2 - Summary of Significant Accounting Policies.”

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Year Ended December 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	71.0	73.4
Gross profit	29.0	26.6
Selling, general and administrative expenses	26.1	26.9
Intangible asset impairment	—	1.6
Restructuring charge	0.3	0.1
Pandemic related charges	0.1	—
Acquisition related and other	—	1.0
Income (loss) from operations	2.5	(3.0)
Income from joint ventures	—	—
Other income (expense), net	—	(0.2)
Loss on extinguishment of debt	—	(2.2)
Change in fair value of preferred stock derivative liability	(0.5)	(0.1)
Change in fair value of convertible senior notes	(0.4)	(0.9)
Interest income	—	—
Interest expense	(4.2)	(2.6)
Loss before provision for income taxes	(2.6)	(9.0)
Provision for income taxes	0.2	0.3
Net loss	(2.8)	(9.3)
Net income (loss) attributable to non-controlling interests	—	—
Net loss attributable to JAKKS Pacific, Inc.	(2.8)%	(9.3)%
Net loss attributable to common stockholders	(3.0)%	(9.4)%

The following table summarizes, for the periods indicated, certain statement of operations data by segment (in thousands).

	Year Ended December 31,
	2020	2019
Net Sales
Toys/Consumer Products	$427,122	$479,038
Halloween	88,750	119,611
	515,872	598,649
Cost of Sales
Toys/Consumer Products	294,792	344,481
Halloween	71,315	94,823
	366,107	439,304
Gross Profit
Toys/Consumer Products	132,330	134,557
Halloween	17,435	24,788
	$149,765	$159,345

Comparison of the Years Ended December 31, 2020 and 2019

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $427.1 million in 2020, compared to $479.0 million in 2019, representing a decrease of $51.9 million, or 10.8%. The decrease in net sales was primarily due to lower sales of Frozen 2, which was launched in 2019. In addition, the Seasonal business was down due to reduced sales of our Morf scooter business and the discontinuation of our Funnoodle pool noodle product line to improve margin.

Halloween. Net sales of our Halloween segment were $88.8 million in 2020, compared to $119.6 million in 2019, representing a decrease of $30.8 million, or 25.8%. The decrease in net sales was primarily driven by the impact of COVID-19 and related social distancing restrictions on the traditional Halloween season.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $294.8 million, or 69.0% of related net sales in 2020 compared to $344.5 million, or 71.9% of related net sales in 2019 representing a decrease of $49.7 million or 14.4%. The decrease in dollars is due to lower overall sales in 2020. The decrease in percentage of net sales, year-over-year is due to product margin improvement and lower product obsolescence and tooling expenses.

Halloween. Cost of sales of our Halloween segment was $71.3 million, or 80.3% of related net sales for 2020 compared to $94.8 million, or 79.3% of related net sales in 2019 representing a decrease of $23.5 million, or 24.8%. The decrease in dollars is due to lower overall sales in 2020. The increase as a percentage of net sales, year-over-year, is due to a higher overall royalty rate in 2020 slightly offset by lower product obsolescence expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $134.9 million in 2020 and $161.2 million in 2019, constituting 26.1% and 26.9% of net sales, respectively. Selling, general and administrative expenses decreased from the prior year period primarily driven by lower compensation, in part, due to a Company-wide COVID restructuring initiative, lower travel, and lower direct selling expenses.

Intangible Asset Impairment

Intangible asset impairment was nil in 2020, as compared to $9.4 million in 2019. In 2019, we recorded impairment charges of $9.4 million related to the Maui product lines because its fair value was determined to be less than its carrying amount.

Restructuring Charge

In 2020 and 2019, we recognized $1.6 million and $0.3 million, respectively. The restructuring charges are primarily related to employee severance.

Pandemic Related Charges

In 2020, we recognized $0.4 million in spending directly attributable to making necessary accommodations related to the COVID-19 pandemic.

Acquisition Related and Other

In 2019, we recognized $6.2 million in acquisition related and other charges related to strategic and/or refinancing transactions, including the Recapitalization Transaction closed in August 2019.

Other Income (Expense), net

Other income (expense), net was $0.3 million in 2020, as compared to ($1.2) million in 2019. In 2019, we recognized a $1.2 million loss in other expense primarily related to a Delaware unclaimed property liability settlement.

Interest Expense

Interest expense was $21.6 million for the year ended December 31, 2020, as compared to $15.9 million in the prior year period. In 2020, we booked interest expense of $2.0 million related to our convertible senior notes due in 2020 and 2023, $18.2 million related to our Term Loan, which includes $3.4 million of payment-in-kind interest, and $3.9 million related to amortization of the debt discount and deferred financing fees, and $1.2 million related to our revolving credit facility. In 2019, we booked interest expense of $5.3 million related to our convertible senior notes, and $10.6 million primarily related to our revolving credit and term loan facilities, which includes $1.7 million of payment-in-kind interest, and $1.5 million related to amortization of the debt discount and deferred financing fees.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.7 million, or an effective tax rate of (5.5%) for 2020. During 2019, the income tax expense was $1.9 million, or an effective tax rate of (3.6%).

The 2020 tax expense of $0.7 million included a discrete tax benefit of ($0.3) million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax benefits, our effective tax rate for 2020 was (7.7%), primarily due to the various state taxes and taxes on foreign income.

The 2019 tax expense of $1.9 million included a discrete tax expense of $0.2 million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax expenses, our effective tax rate for 2019 was (3.1%), primarily due to the various state taxes and taxes on foreign income.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. Based on our evaluation of all positive and negative evidence, as of December 31, 2020, a valuation allowance of $92.8 million has been recorded against the deferred tax assets that more likely than not will not be realized. The net deferred tax liabilities of $0.1 million consists of the net deferred tax liabilities in the foreign jurisdiction, where we are in a cumulative income position.

Uncertainties that may have a significant impact on net sales and income (loss) from operations

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of Novel Coronavirus causing respiratory illness and death emerged in the city of Wuhan in the Hubei province of China. The Chinese government took certain emergency measures to combat the spread of the virus, including extension of the Lunar New Year holiday, implementation of travel bans and closure of factories and businesses. The majority of our materials and products are sourced from suppliers located in China.

In 2020, the Novel Coronavirus was declared a global pandemic by the World Health Organization and has been spreading throughout the world, including the United States, resulting in emergency measures, including travel bans, closure of retail stores, and restrictions on gatherings of more than a maximum number of people. To the extent that these outbreaks are disruptive to local economies and commercial activity, that development creates downward pressure on our ability to make our product line available to consumers or for consumers to purchase our products, even if our products are available. At this time we cannot quantify the extent of the impact this disease will have on our sales, net income and cash flows, but it could be significant.

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

	2020				2019
(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$66,557	$78,758	$242,290	$128,267	$70,826	$95,182	$280,130	$152,511
As a % of full year	12.9%	15.2%	47.0%	24.9%	11.8%	15.9%	46.8%	25.5%
Gross profit	$16,350	$16,770	$74,616	$42,029	$14,340	$17,746	$80,859	$46,400
As a % of full year	10.9%	11.2%	49.8%	28.1%	9.0%	11.1%	50.8%	29.1%
As a % of net sales	24.6%	21.3%	30.8%	32.8%	20.2%	18.6%	28.9%	30.4%
Income (loss) from operations	$(15,986)	$(9,746)	$37,513	$1,127	$(24,041)	$(18,649)	$35,662	$(10,761)
As a % of full year	(123.8)%	(75.5)%	290.6%	8.7%	135.1%	104.8%	(200.4)%	60.5%
As a % of net sales	(24.0)%	(12.4)%	15.5%	0.9%	(33.9)%	(19.6)%	12.7%	(7.1)%
Income (loss) before provision for (benefit from) income taxes	$(11,722)	$(22,996)	$32,164	$(10,855)	$(29,372)	$(21,896)	$17,430	$(19,629)
As a % of net sales	(17.6)%	(29.2)%	13.3%	(8.5)%	(41.5)%	(23.0)%	6.2%	(12.9)%
Net income (loss)	$(11,998)	$(23,268)	$32,431	$(11,309)	$(29,127)	$(22,485)	$16,414	$(20,181)
As a % of net sales	(18.0)%	(29.5)%	13.4%	(8.8)%	(41.1)%	(23.6)%	5.9%	(13.2)%
Net income (loss) attributable to non-controlling interests	$40	$8	$49	$33	$31	$57	$(31)	$112
As a % of net sales	0.1%	—%	—%	—%	—%	0.1%	—%	0.1%
Net income (loss) attributable to JAKKS Pacific, Inc.	$(12,038)	$(23,276)	$32,382	$(11,342)	$(29,158)	$(22,542)	$16,445	$(20,293)
As a % of net sales	(18.1)%	(29.6)%	13.4%	(8.8)%	(41.2)%	(23.7)%	5.9%	(13.3)%
Net income (loss) attributable to common stockholders	$(12,345)	$(23,588)	$32,066	$(11,664)	$(29,158)	$(22,542)	$16,265	$(20,596)
As a % of net sales	(18.5)%	(29.9)%	13.2%	(9.1)%	(41.2)%	(23.7)%	5.8%	(13.5)%
Diluted earnings (loss) per share	$(4.09)	$(7.70)	$3.19	$(2.55)	$(12.38)	$(9.55)	$5.08	$(6.95)
Weighted average shares and equivalents outstanding	3,021	3,064	9,307	4,575	2,356	2,360	6,035	2,962

Consistent with the seasonality of our business, the first, second and fourth quarters of 2020 and 2019, experienced seasonally low sales which coupled with fixed overhead resulted in significant net losses.

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Liquidity and Capital Resources

As of December 31, 2020, we had working capital of $112.6 million compared to $107.5 million as of December 31, 2019.

Operating activities provided net cash of $43.6 million in 2020 and $21.8 million in 2019. The increase in net cash provided by operating activities in 2020 was primarily impacted by the net loss, excluding the impact of non-cash charges, and a decrease in accounts receivable, inventory, and prepaid expenses and other assets, partially offset by a decrease in accounts payable. Net cash provided by operating activities in 2019 was primarily impacted by an increase in accounts payable, accrued expenses and reserve for sales returns and allowances. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 25% payable on net sales of such products. As of December 31, 2020, these agreements required future aggregate minimum royalty guarantees of $35.2 million, exclusive of $14.5 million in advances already paid. Of this $35.2 million future minimum royalty guarantee, $32.1 million is due over the next twelve months.

Investing activities used net cash of $8.2 million and $9.4 million for the year ended December 31, 2020 and 2019, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Financing activities used net cash of $10.9 million in 2020 and $5.8 million in 2019. The cash used in 2020 primarily consists of the repayment of our term loan facility of $15.1 million and retirement of our 2020 convertible senior notes of $1.9 million, partially offset by the proceeds from the loan under the Paycheck Protection Program (the “PPP Loan”) secured under the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”). The cash used in 2019 primarily consists of the repayment of our GACP term loan of $20.0 million and net payments of $7.5 million, as well as, debt issuance costs incurred in connection with the Recapitalization Transaction (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 10 - Debt”), partially offset by the net proceeds included as a part of our New Term Loan agreement of $27.4 million.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2020 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	2021	2022	2023		2024	2025	Thereafter	Total
Short-term debt	$5,950	$—	$—		$—	$—	$—	$5,950
Long-term debt	—	5,256	137,683		—	—	—	142,939
Interest on debt	10,992	10,848	16,028	*	—	—	—	37,868
Operating leases	11,082	10,603	6,049		590	281	258	28,863
Minimum guaranteed license/royalty payments	32,106	2,696	350		20	—	—	35,172
Employment contracts	5,040	2,344	2,362		2,410	—	—	12,156
Total contractual cash obligations	$65,170	$31,747	$162,472		$3,020	$281	$258	$262,948

* Includes $2.5 million of payment-in-kind interest for the 3.25% convertible senior notes due 2023 and $11.5 million of payment-in-kind interest for the New Term Loan (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 10 - Debt”).

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of our income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 13 - Income Taxes” for further explanation of our uncertain tax positions).

As of December 31, 2020, we have $124.5 million (including $4.7 million in payment-in-kind interest) of outstanding indebtedness under a First Lien Term Loan Facility Credit Agreement (the “New Term Loan Agreement”) and we have no outstanding indebtedness under our amended and extended Credit Agreement (the “Amended ABL Credit Agreement” or “Amended Wells Fargo Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). We also have a $6.2 million PPP loan under the PPP secured under the CARES Act.

The New Term Loan Agreement and Amended ABL Credit Agreement each contain negative covenants that, subject to certain exceptions, limit our ability, among other things, to incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates, as well as cross-default provisions. The original terms of the New Term Loan Agreement required us to maintain a trailing 12-month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as defined and adjusted therein) of not less than $34.0 million and a minimum liquidity of not less than $10.0 million commencing with the fiscal quarter ending September 30, 2020.

On October 16, 2020, we reached an agreement (the “Amendment”) with holders of our term loan and Wells Fargo Bank, National Association (“Wells Fargo”), holder of our revolving credit facility, to amend our New Term Loan Agreement and defer the EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement was reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also required us to pre-pay $15.0 million of the New Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. In connection with the Amendment on October 20, 2020, we paid $15.0 million of our outstanding principal amount and $0.3 million in related interest and PIK interest.

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

We were in compliance with the financial covenants under the New Term Loan Agreement as of December 31, 2020.

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

In August 2017, we agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.6 million face amount of our 2018 Notes, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum, and excluding the impact of the 1 for 10 reverse stock split, the conversion rate was increased to 328.0302 shares of our common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of our Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. On July 26, 2018, we closed a transaction with Oasis to exchange $8.0 million face amount of the 2018 Notes with convertible senior notes similar to those issued to Oasis in November 2017. The July 26, 2018 $8.0 million Oasis notes mature on November 1, 2020, accrue interest at an annual rate of 3.25%, and excluding the impact of the 1 for 10 reverse stock split, are convertible into shares of our common stock at a rate of 322.2688 shares per $1,000 principal amount of the new notes. The conversion price for the 3.25% convertible senior notes due 2020 was reset on November 1, 2018 and November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. Excluding the impact of the 1 for 10 reverse stock split, the conversion price of the 3.25% convertible senior notes due 2020 reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of our common stock per $1,000 principal amount of notes.

The remaining $13.2 million of 2018 Notes were redeemed at par at maturity on August 1, 2018.

In August 2019, we entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization Transaction”) among Wells Fargo, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the 4.875% convertible senior notes due 2020 ( the "Investor Parties") to recapitalize our balance sheet, including the extension to us of incremental liquidity and at least three-year extensions of substantially all of our outstanding convertible debt obligations and revolving credit facility. Our term loan agreement entered into with Great American Capital Partners (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 11 - Credit Facilities”) was paid in full and terminated in connection with the Recapitalization Transaction.

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

Excluding the impact of the 1 for 10 reverse stock split, the New Oasis Notes provide, among other things, that the initial conversion price is $1.00. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances shall the reset result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and will not be greater than the conversion price in effect immediately before such reset. We may trigger a mandatory conversion of the New Oasis Notes if the market price exceeds 150% of the conversion price under certain circumstances. We may redeem the New Oasis Notes in cash if a person, entity or group acquires shares of our Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owns at least 49% of our issued and outstanding Common Stock. On February 9, 2020, excluding the impact of the 1 for 10 reverse stock split, the conversion price of the New Oasis Notes reset to $1.00 per share ($10.00 per share after reverse stock split). On August 9, 2020, the conversion price of the New Oasis Notes reset to $5.647. On February 9, 2021, the conversion price of the New Oasis Notes recalculated and remained unchanged at $5.647.

In June 2020, $7.1 million of the New Oasis Notes (including $0.2 million in payment-in-kind interest) were converted for 710,100 shares of common stock. As a result, we recorded an increase to additional paid-in capital of $9.5 million. In August 2020, $1.0 million of the New Oasis Notes (including $27,288 in payment-in-kind interest) were converted for 177,085 shares of common stock. As a result, we recorded an increase to additional paid-in capital of $1.3 million. In October 2020, $2.0 million of the New Oasis Notes (including $63,225 in payment-in-kind interest) were converted for 354,170 shares of common stock. As a result, we recorded an increase to additional paid-in capital of $2.6 million. In November 2020, $4.0 million of the New Oasis Notes (including $138,248 in payment-in-kind interest) were converted for 708,340 shares of common stock. As a result, we recorded an increase to additional paid-in capital of $5.4 million. In December 2020, $1.0 million of the New Oasis Notes (including $36,528 in payment-in-kind interest) were converted for 177,085 shares of common stock. As a result, we recorded an increase to additional paid-in capital of $1.4 million. On March 2, 2021, $1.0 million of the New Oasis Notes (including $42,009 in payment-in-kind interest) were converted for 177,085 shares of common stock. On March 9, 2021, $1.0 million of the New Oasis Notes (including $42,516 in payment-in-kind interest) were converted for 177,085 shares of common stock.

On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 12 – Related Party Transactions”). The transaction closed on February 8, 2021 (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 10 – Debt”).

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

In connection with the Recapitalization Transaction, the 2020 Notes with a face amount of $111.1 million of the total $113.0 million that were outstanding at the time of the Recapitalization Transaction were refinanced and the maturity dates were extended. Of the refinanced amount, $103.8 million was refinanced with the Investor Parties through the issuance of the New Common Equity, the New Preferred Equity (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 15 - Common Stock and Preferred Stock”) and new secured term debt that matures in February 2023 (see Term Loan section below). Additionally, $1.0 million of accrued interest was refinanced with the Investor Parties. The remaining refinanced amount of $7.3 million was exchanged into the new $8.0 million Oasis Note discussed above.

The remaining $1.9 million principal amount of the 2020 Notes were redeemed at par at maturity on June 1, 2020.

Term Loan

On August 9, 2019, in connection with the Recapitalization Transaction, we entered into a First Lien Term Loan Facility Credit Agreement, (the “New Term Loan Agreement”), with certain holders of the 2020 Notes, or the Investor Parties, and Cortland Capital Market Services LLC, as agent, for a $134.8 million first-lien secured term loan (the “New Term Loan”). We also issued common stock and preferred stock (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 15 - Common Stock and Preferred Stock”) to the Investor Parties.

Amounts outstanding under the New Term Loan accrue interest at 10.50% per annum, payable semi-annually (with 8% per annum payable in cash and 2.5% per annum payable in kind). The New Term Loan matures on February 9, 2023.

The New Term Loan Agreement contains negative covenants that, subject to certain exceptions, limit our ability, and the ability of our subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The original terms of the New Term Loan Agreement required us to maintain a trailing 12-month EBITDA (as defined and adjusted therein) of not less than $34.0 million and a minimum liquidity of not less than $10.0 million commencing with the fiscal quarter ended September 30, 2020.

On October 16, 2020, we reached an agreement (the “Amendment”) with holders of our New Term Loan and Wells Fargo, holder of our revolving credit facility, to amend our New Term Loan Agreement and defer our EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement was reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also required us to pre-pay $15.0 million of the New Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. As a result, we reclassified $20.0 million from long term debt to short term debt as of September 30, 2020. In connection with the amendment on October 20, 2020, we paid $15.0 million of our outstanding principal amount and $0.3 million in related interest and PIK interest. As of December 31, 2020, we had $124.5 million (including $4.7 million in payment-in-kind interest) outstanding under the New Term Loan Agreement, $5.0 million of which is recorded as short term debt, and $114.8 million is recorded as long term debt in the consolidated balance sheet.

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

Loan under Paycheck Protection Program

On June 12, 2020, we received a $6.2 million PPP Loan under the PPP within the CARES Act. The PPP Loan matures on June 2, 2022 and is subject to the CARES Act terms which include, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan is subject to events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. The loan received has been recorded as a liability by the Company as of the date received. We intend to apply for forgiveness of amounts received under the PPP, in accordance with the requirements of the CARES Act, as amended. Any loan amounts forgiven will be removed from liabilities recorded. While we used the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that we will be eligible for forgiveness of the PPP Loan, in full or in part.

Wells Fargo

In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on September 27, 2019, except that the Credit Facility would mature on June 15, 2018 if we did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, we entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, we revised certain of the Credit Facility documents (and entered into new ones) so that certain of our Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds we can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. In August 2019, in connection with the Recapitalization Transaction (see Item 8 "Financial Statements and Supplementary Data Note 10 - Debt”), we entered into an amended and extended revolving credit facility with Wells Fargo (the “Amended ABL Credit Agreement”). The Amended ABL Credit Agreement, or Amended ABL facility, amends and restates our existing Credit Facility, dated as of March 27, 2014, as amended, with GECC and subsequently assigned to Wells Fargo, to, among other things, decrease the borrowing capacity from $75.0 million to $60.0 million and extend the maturity to August 9, 2022.

The obligations under the Amended ABL Credit Agreement are guaranteed by us, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries and are secured by substantially all of our assets, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of December 31, 2020, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $10.8 million and the total excess borrowing capacity was $37.3 million. As of December 31, 2019, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $9.2 million and the total excess borrowing capacity was $38.4 million.

The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of December 31, 2020 and 2019, we are in compliance with the financial covenants under the Amended ABL Facility and the previous Credit Facility, as applicable.

Any amounts borrowed under the Amended ABL Facility accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of December 31, 2020 and 2019, the weighted average interest rate on the credit facilities with Wells Fargo was nil and 4.53%, respectively.

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

As described in the aforementioned Term Loan section, on October 16, 2020, we amended the New Term Loan Agreement to reduce the amount and defer the calculation of our EBITDA covenant, with Wells Fargo as party to the agreement.

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

The Term Loan required the repayment of principal in the amount of 10% of the outstanding Term Loan per year (payable monthly) beginning after the first anniversary. All then-outstanding borrowings under the Term Loan would be due, and the Term Loan would terminate, no later than June 14, 2021, unless sooner terminated in accordance with its terms, which included the date of termination of the Wells Fargo Credit Facility and the date that is 91 days prior to the maturity of our various convertible senior notes due in 2020 (see Item 8 "Financial Statements and Supplementary Data Note 10 - Debt”). We were permitted to prepay the Term Loan, which would have required a prepayment fee (i) in year one of up to any unearned and unpaid interest that would have become due and payable in year one had the prepayment not occurred plus 2% of the initial amount of the Term Loan (i.e., $20.0 million), (ii) in year two of 2% of the initial amount of the Term Loan and (iii) in year three of 1% of the initial amount of the Term Loan.

In August 2019, in connection with the Recapitalization Transaction (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 10 - Debt”), we repaid in full and terminated the Term Loan Agreement.

We are subject to negative covenants which, during the life of the Credit Facility and New Term Loan, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, and changing the character of our business. An outbreak of infectious disease, a pandemic or a similar public health threat, such as the 2019 Novel Coronavirus outbreak (discussed above), or a fear of any of the foregoing, could adversely impact our ability to comply with such covenants. Our failure to comply with such covenants or any other breach of the Credit Line or New Term Loan agreement could cause a default and we may then be required to repay borrowings under our Credit Line or New Term Loan with capital from other sources, or reach some other accommodation with those parties.

As of December 31, 2020 and 2019, we held cash and cash equivalents, including restricted cash, of $92.7 million and $66.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $48.7 million and $27.0 million as of December 31, 2020 and 2019, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of December 31, 2020.

Our primary sources of working capital are cash flows from operations and borrowings under our credit facility (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 11 - Credit Facilities”).

Typically, cash flows from operations are impacted by the effect on sales of (1) the appeal of our products, (2) the success of our licensed brands in motivating consumer purchase of related merchandise, (3) the highly competitive conditions existing in the toy industry and in securing commercially attractive licenses, (4) dependency on a limited set of large customers, and (5) general economic conditions. A downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate the business. In addition, our business and liquidity are dependent to a significant degree on our vendors and their financial health, as well as the ability to accurately forecast the demand for products. The loss of a key vendor, or material changes in support by them, or a significant variance in actual demand compared to the forecast, can have a material adverse impact on our cash flows and business. Given the conditions in the toy industry environment in general, vendors, including licensors, may seek further assurances or take actions to protect against non-payment of amounts due to them. Changes in this area could have a material adverse impact on our liquidity.

As of December 31, 2020, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $10.8 million.

During the last three fiscal years ending December 31, 2020, we do not believe that inflation has had a material impact on our net sales and on income from continuing operations.

Exchange Rates

Sales from our United States and Hong Kong operations are denominated in U.S. dollars and our manufacturing costs are denominated in either U.S. or Hong Kong dollars. Local sales (other than in Hong Kong) and operating expenses of our operations in Hong Kong, the United Kingdom, Germany, Netherlands, France, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the various exchange rates against the U.S. dollar may positively or negatively affect our operating results. The exchange rate of the Hong Kong dollar to the U.S. dollar has been linked to the U.S. dollar by the Hong Kong Monetary Authority at HK$7.75 - HK$7.85 to US$1.00 since 2005 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We cannot assure you that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations between the United States and Hong Kong or all other currencies will not have a material adverse effect on our business, financial condition or results of operations.

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

Interest Rate Risk

As of December 31, 2020, we have outstanding convertible senior notes payable of $23.8 million (including $0.9 million in payment-in-kind interest) principal amount due July 2023 with a fixed interest rate of (i) 3.25% per annum if paid in cash or 5.00% per annum if paid in stock plus (ii) 2.75% per annum payable in kind, as well as a $124.5 million (including $4.7 million in payment-in-kind interest) New Term Loan due February 2023 with a fixed interest rate of (i) 8.00% per annum plus (ii) 2.5% per annum payable in kind. As the interest rates on the notes and the term loan are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 11 - Credit Facilities”). Borrowings under the revolving credit facility bear interest at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the year ended December 31, 2020, the maximum amount borrowed under the revolving credit facility was nil and the average amount of borrowings outstanding was nil. As of December 31, 2020, the amount of total borrowings outstanding under the revolving credit facility was nil.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, Germany, France, Netherlands, Canada and Mexico. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in the United Kingdom, Germany, France, Netherlands, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows. Therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of these foreign currencies.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

JAKKS Pacific, Inc.

Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Leases

As discussed in Note 14 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended December 31, 2019 due to the adoption of Accounting Standards Codification (“ASC”) 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern

As described in Notes 1 and 11 of the Company’s consolidated financial statements, the Company’s primary sources of working capital are cash flows from operations and borrowings under its credit facility. The Company’s cash flows from operations are primarily impacted by the Company’s sales, which are seasonal, and any change in timing or amount of sales may impact the Company’s operating cash flows. The Company owes $124.5 million on its term loan and has borrowing capacity under its credit facility of $37.3 million as of December 31, 2020. During 2020, the Company reached an agreement with its holders of its term loan and the holder of its revolving credit facility, to amend the New Term Loan Agreement and defer the Company’s EBITDA covenant requirement until March 31, 2022 and reduced the trailing 12-month EBITDA requirement to $25.0 million. Based on the Company’s operating plan, management believes that the current working capital combined with expected operating and financing cashflows to be sufficient to fund the Company’s operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. The going concern assessment requires management judgment to critically evaluate its forecasts and liquidity projections, incorporating the significant and unusual impacts of the COVID-19 pandemic. Auditing management’s going concern assessment involved especially challenging auditor judgment and audit effort due to the nature and extent of effort required to address these matters.

The primary procedure we performed to address this critical audit matter included:

●

Evaluating the reasonableness of management’s revised forecasts and liquidity projections, which included: (i) obtaining an understanding of management’s process for developing cashflow forecasts, (ii) comparing prior period forecasts to actual results, and (iii) assessing the Company’s ability to meet its trailing twelve months EBITDA covenant for the twelve months from the date of issuance.

●

Assessing management’s projections in the context of other audit evidence obtained during the audit and historical performance to determine whether it was contradictory to the conclusion reached by management.

(Signed BDO USA, LLP)

We have served as the Company's auditor since 2006.

Los Angeles, California

March 19, 2021

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets	December 31,
	2020	2019
	(In thousands, except per share data)
Current assets
Cash and cash equivalents	$87,953	$61,613
Restricted cash	4,740	4,673
Accounts receivable, net of allowance for doubtful accounts of $4,566 and $3,394 in 2020 and 2019, respectively	102,254	117,942
Inventory	38,642	54,259
Prepaid expenses and other assets	17,239	21,898
Total current assets	250,828	260,385
Property and equipment
Office furniture and equipment	11,795	11,678
Molds and tooling	95,367	103,335
Leasehold improvements	6,883	6,808
Total	114,045	121,821
Less accumulated depreciation and amortization	100,534	106,562
Property and equipment, net	13,511	15,259
Operating lease right-of-use assets, net	24,393	32,081
Other long term assets	3,223	18,926
Intangible assets, net	2,031	3,188
Goodwill	35,083	35,083
Trademarks	300	300
Total assets	$329,369	$365,222
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$40,495	$61,196
Accrued expenses	39,304	39,515
Reserve for sales returns and allowances	42,108	38,365
Income taxes payable	484	2,492
Short term operating lease liabilities	9,925	9,451
Short term debt, net	5,950	1,905
Total current liabilities	138,266	152,924
Long term operating lease liabilities	16,883	25,632
Debt, non-current portion, net of issuance costs and debt discounts	150,410	174,962
Other liabilities	8,062	5,409
Income taxes payable	947	1,565
Deferred income taxes, net	123	226
Total liabilities	314,691	360,718

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding in 2020 and 2019	1,740	483

Stockholders' Equity*
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,694,772 and 3,521,037 shares issued and outstanding in 2020 and 2019, respectively*	6	4
Additional paid-in capital *	221,590	200,507
Accumulated deficit	(197,423)	(183,149)
Accumulated other comprehensive loss	(12,446)	(14,422)
Total JAKKS Pacific, Inc. stockholders' equity*	11,727	2,940
Non-controlling interests	1,211	1,081
Total stockholders' equity*	12,938	4,021
Total liabilities, preferred stock and stockholders' equity	$329,369	$365,222

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Net sales	$515,872	$598,649	$567,810
Cost of sales	366,107	439,304	412,094
Gross profit	149,765	159,345	155,716
Selling, general and administrative expenses	134,860	161,210	185,142
Intangible asset impairment	—	9,379	—
Restructuring charge	1,631	341	1,114
Pandemic related charges	366	—	—
Acquisition related and other	—	6,204	1,633
Income (loss) from operations	12,908	(17,789)	(32,173)
Income from joint ventures	2	—	227
Other income (expense), net	301	(1,158)	152
Loss on extinguishment of debt	—	(13,205)	(453)
Change in fair value of preferred stock derivative liability	(2,815)	(353)	—
Change in fair value of convertible senior notes	(2,265)	(5,112)	2,948
Interest income	22	85	68
Interest expense	(21,562)	(15,935)	(10,243)
Loss before provision for income taxes	(13,409)	(53,467)	(39,474)
Provision for income taxes	735	1,912	2,951
Net loss	(14,144)	(55,379)	(42,425)
Net income (loss) attributable to non-controlling interests	130	169	(57)
Net loss attributable to JAKKS Pacific, Inc.	$(14,274)	$(55,548)	$(42,368)
Net loss attributable to common stockholders	$(15,531)	$(56,031)	$(42,368)
Loss per share - basic and diluted*	$(4.27)	$(21.57)	$(18.34)
Shares used in loss per share - basic and diluted*	3,634	2,598	2,310

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net loss	$(14,144)	$(55,379)	$(42,425)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,976	1,425	(2,788)
Comprehensive loss	(12,168)	(53,954)	(45,213)
Less: Comprehensive income (loss) attributable to non-controlling interests	130	169	(57)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(12,298)	$(54,123)	$(45,156)

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Additional		Accumulated Other	JAKKS Pacific, Inc.	Non-	Total
	Number of Shares *	Amount *	Treasury Stock	Paid-in Capital *	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity *	Controlling Interests	Stockholders’ Equity *
In Thousands
Balance, December 31, 2017	2,696	$3	$(24,000)	$215,833	$(85,233)	$(13,059)	$93,544	$969	$94,513
Stock-based compensation expense	225	—	—	2,434	—	—	2,434	—	2,434
Repurchase of common stock for employee tax withholding	(4)	—	—	(85)	—	—	(85)	—	(85)
Net loss	—	—	—	—	(42,368)	—	(42,368)	(57)	(42,425)
Foreign currency translation adjustment	—	—	—	—	—	(2,788)	(2,788)	—	(2,788)
Balance, December 31, 2018	2,917	3	(24,000)	218,182	(127,601)	(15,847)	50,737	912	51,649
Stock-based compensation expense	355	—	—	2,868	—	—	2,868	—	2,868
Common stock issuance	585	1	—	4,213	—	—	4,214	—	4,214
Treasury shares retirement	(311)	—	24,000	(24,000)	—	—	—	—	—
Retirement of restricted stock	(6)	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding	(19)	—	—	(273)	—	—	(273)	—	(273)
Preferred stock accrued dividends	—	—	—	(483)	—	—	(483)	—	(483)
Net income (loss)	—	—	—	—	(55,548)	—	(55,548)	169	(55,379)
Foreign currency translation adjustment	—	—	—	—	—	1,425	1,425	—	1,425
Balance, December 31, 2019	3,521	4	—	200,507	(183,149)	(14,422)	2,940	1,081	4,021
Stock-based compensation expense	64	—	—	2,303	—	—	2,303	—	2,303
Conversion of convertible senior notes	2,127	2	—	20,210	—	—	20,212	—	20,212
Repurchase of common stock for employee tax withholding	(17)	—	—	(174)	—	—	(174)	—	(174)
Preferred stock accrued dividends	—	—	—	(1,257)	—	—	(1,257)	—	(1,257)
Net income (loss)	—	—	—	—	(14,274)	—	(14,274)	130	(14,144)
Foreign currency translation adjustment	—	—	—	—	—	1,976	1,976	—	1,976
Adjustment to additional paid in capital	—	—	—	1	—	—	1	—	1
Balance, December 31, 2020	5,695	$6	$—	$221,590	$(197,423)	$(12,446)	$11,727	$1,211	$12,938

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities
Net loss	$(14,144)	$(55,379)	$(42,425)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	1,619	864	9,586
Depreciation and amortization	10,936	17,634	17,081
Write-off and amortization of debt issuance costs	1,404	1,454	1,800
Share-based compensation expense	2,303	2,868	2,434
Payment-in-kind interest	4,366	1,725	—
Amortization of debt discount	2,800	1,077	—
(Gain) loss on disposal of property and equipment	71	(65)	(96)
Tools and molds disposal	149	972	—
Intangibles impairment	—	9,379	—
Loss on extinguishment of debt	—	13,205	453
Deferred income taxes	(103)	(1,205)	210
Change in fair value of convertible senior notes	2,265	5,112	(2,948)
Change in fair value of preferred stock derivative liability	2,815	353	—
Changes in operating assets and liabilities:
Accounts receivable	14,069	3,472	10,593
Inventory	15,617	(379)	4,552
Prepaid expenses and other assets	20,004	(6,190)	(11,000)
Accounts payable	(20,761)	4,873	9,517
Accrued expenses	(211)	9,601	(12,231)
Reserve for sales returns and allowances	3,743	8,962	11,781
Income taxes payable	(2,626)	2,599	197
Other liabilities	(749)	894	(128)
Total adjustments	57,711	77,205	41,801
Net cash provided by (used in) operating activities	43,567	21,826	(624)
Cash flows from investing activities
Purchases of property and equipment	(8,268)	(9,415)	(11,770)
Proceeds from sale of property and equipment	78	12	128
Net cash used in investing activities	(8,190)	(9,403)	(11,642)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(174)	(273)	(85)
Proceeds from loan under the Paycheck Protection Program	6,206	—	—
Net proceeds from credit facility borrowings	—	5,000	7,500
Retirement of convertible senior notes	(1,905)	—	(13,178)
Repayment of credit facility borrowings	—	(12,500)	(5,000)
Debt issuance costs	—	(4,957)	(1,256)
Proceeds from term loan facility	—	—	20,000
Repayment of term loan facility	(15,073)	(20,000)	—
Term loan prepayment penalty	—	(393)	—
Net proceeds from issuance of long term debt	—	27,356	—
Net cash provided by (used in) financing activities	(10,946)	(5,767)	7,981
Net increase (decrease) in cash, cash equivalents and restricted cash	24,431	6,656	(4,285)
Effect of foreign currency translation	1,976	1,425	(2,487)
Cash, cash equivalents and restricted cash, beginning of year	66,286	58,205	64,977
Cash, cash equivalents and restricted cash, end of year	$92,693	$66,286	$58,205
Cash paid during the period for:
Interest	$13,216	$6,434	$9,446
Income taxes, net	$3,849	$29	$2,096

As of December 31, 2020, there was $2.1 million of property and equipment included in accounts payable. As of December 31, 2019, there was $2.1 million of property and equipment included in accounts payable. As of December 31, 2018, there was $3.3 million of property and equipment included in accounts payable.

The Company received income tax refunds of $0.6 million, $1.8 million, and $0.6 million for the year ended December 31, 2020, 2019 and 2018, respectively, and has included these amounts in cash paid during the period for Income taxes, net.

See Notes 4, 5, 14 and 20 for additional supplemental information to consolidated statements of cash flows.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and the resulting impact on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is unable to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, and liquidity for fiscal years 2021 and 2022.

In mid-March 2020, the Company began migrating to a work-from-home model in compliance with local guidance. The Company continues to operate under that model as of the date of this filing.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act of 2021 (“CAA”), which includes many tax and health components, as well as CARES Act extensions and modifications. The Company continues to monitor and explore any relevant government assistance programs that could support either cash liquidity or operating results in the short-medium term. As of the filing of this document, the Company continues to have no draw down on its credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), aside from utilizing $10.8 million in Letters of Credit.

On June 12, 2020, the Company received a $6.2 million loan under the Paycheck Protection Program (the “PPP Loan”) within the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on June 2, 2022 and is subject to the CARES Act terms which include, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan is subject to events of default and other provisions customary for a loan of this type. The application for the loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. The forgiveness of the loan is also dependent on the Company having initially qualified for the loan.

It remains the Company’s intention to file for forgiveness of this loan. In the absence of knowing whether any funds will be forgiven and how the program may change as the year continues, the Company accounts for the note as debt under ASC 470 and has reflected $0.9 million as short term debt and $5.3 million as long term debt on its balance sheet related to this loan.

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

As of December 31, 2020 and 2019, the Company held cash and cash equivalents, including restricted cash, of $92.7 million and $66.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $48.7 million and $27.0 million as of December 31, 2020 and 2019, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of December 31, 2020.

The Company’s primary sources of working capital are cash flows from operations and borrowings under its credit facility (see Note 11 - Credit Facilities). Cash flow from operating activities provided net cash of $43.6 million in 2020.

Typically, cash flows from operations are impacted by the effect on sales of (1) the appeal of the Company’s products, (2) the success of its licensed brands in motivating consumer purchase of related merchandise, (3) the highly competitive conditions existing in the toy industry and in securing commercially-attractive licenses, (4) dependency on a limited set of large customers, and (5) general economic conditions. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company’s ability to generate sufficient cash flows to operate the business. In addition, the Company’s business and liquidity are dependent to a significant degree on its vendors and their financial health, as well as the ability to accurately forecast the demand for products. The loss of a key vendor, or material changes in support by them, or a significant variance in actual demand compared to the forecast, can have a material adverse impact on the Company’s cash flows and business.

As of December 31, 2020, the Company had $124.5 million (including $4.7 million in payment-in-kind interest) of outstanding indebtedness under a First Lien Term Loan Facility Credit Agreement (the “New Term Loan Agreement”) and no outstanding indebtedness under its amended and extended Credit Agreement (the “Amended ABL Credit Agreement” or “Amended Wells Fargo Credit Agreement”) with Wells Fargo. The Company also had the aforementioned PPP Loan of $6.2 million secured under the CARES Act program.

The New Term Loan Agreement and Amended ABL Credit Agreement each contain negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates, as well as cross-default provisions. The Company secured the appropriate waivers from both parties before receiving the proceeds of the PPP Loan. The original terms of the New Term Loan Agreement required the Company to maintain a trailing 12-month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as defined and adjusted therein) of not less than $34.0 million and a minimum liquidity of not less than $10.0 million commencing with the fiscal quarter ending September 30, 2020.

On October 16, 2020, the Company reached an agreement (the “Amendment”) with holders of its New Term Loan and Wells Fargo, holder of its revolving credit facility, to amend the New Term Loan Agreement and defer its EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement was reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also required the Company to pre-pay $15.0 million of the New Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. As of December 31, 2020, the Company has classified $5.0 million as short term debt. In connection with the amendment on October 20, 2020, the Company paid $15.0 million of its outstanding principal amount and $0.3 million in related interest and PIK interest.

The New Term Loan Agreement contains events of default, including nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to other material indebtedness, bankruptcy or insolvency events, material judgment defaults and a change of control as specified in the New Term Loan Agreement, and cross-default provisions with the Amended Wells Fargo Credit Agreement. If an event of default occurs under either Agreement, the maturity of the amounts owed under the New Term Loan Agreement and the Amended Wells Fargo Credit Agreement may be accelerated.

The Company’s consolidated financial statements for the year ended December 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Cash and cash equivalents, including restricted cash, projected cash flow from operations, and borrowings under the Company’s credit facility are sufficient to meet the Company’s working capital and capital expenditure requirements for the next 12 months.

Note 2—Summary of Significant Accounting Policies

Principles of consolidation and basis of preparation

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

The Company disaggregates its revenues from contracts with customers by reporting segment: Toys/Consumer Products and Halloween. The Company further disaggregates revenues by major geographic regions (See Note 3 - Business Segments, Geographic Data, and Sales by Major Customers for further information).

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

The Company’s reserve for sales returns and allowances amounted to $42.1 million as of December 31, 2020 and $38.4 million as of December 31, 2019.

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

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$135	$144
Finished goods	38,507	54,115
	$38,642	$54,259

As of December 31, 2020 and 2019, the inventory obsolescence reserve was $10.8 million and $12.9 million, respectively.

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of length of lease or 10 years

During interim reporting periods, the Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to the production of goods as it follows the seasonality of sales. The Company believes that the usage method more accurately matches costs with revenues. From a full-year perspective, the depreciation methodology follows the straight-line method, based on the estimated useful life of molds and tools of three years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No impairment charges were recorded for the year ended December 31, 2020, 2019 and 2018.

For the year ended December 31, 2020, 2019 and 2018, the Company’s aggregate depreciation expense related to property and equipment was $9.8 million, $12.9 million and $12.2 million, respectively.

For the year ended December 31, 2020, 2019 and 2018, the Company recorded a loss on disposal of tools and molds of $0.1 million, $1.0 million, and nil, respectively, which is included in cost of sales in the consolidated statements of operations.

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

Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the year ended December 31, 2020, 2019 and 2018, was approximately $10.1 million, $13.8 million and $13.7 million, respectively. See also Revenue Recognition regarding cooperative advertising arrangements.

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

Foreign Currency Translation Exposure

The Company’s reporting currency is the U.S. dollar. The translation of its net investment in subsidiaries with non-U.S. dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company’s primary currency translation exposures in 2020, 2019 and 2018 were related to its net investment in entities having functional currencies denominated in the Hong Kong Dollar, British Pound, Canadian Dollar, Chinese Yuan, Mexican Peso and the Euro.

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

Earnings (Loss) per share

A reconciliation of the amounts used to calculate basic and diluted loss per share for the year ended December 31, 2020, 2019, and 2018 follows (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net loss	$(14,144)	$(55,379)	$(42,425)
Net income (loss) attributable to non-controlling interests	130	169	(57)
Net loss attributable to JAKKS Pacific, Inc.	(14,274)	(55,548)	(42,368)
Preferred stock dividend	(1,257)	(483)	—
Net loss attributable to common stockholders	$(15,531)	$(56,031)	$(42,368)
Weighted average common shares outstanding - basic and diluted	3,634	2,598	2,310
Loss per share available to common stockholders - basic and diluted	$(4.27)	$(21.57)	$(18.34)

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). For the year ended December 31, 2020, 2019 and 2018, the convertible senior notes interest and related weighted common share equivalent of 5,758,365, 2,907,498 and 2,160,682, respectively, were excluded from the diluted earnings per share calculation since they would have been anti-dilutive. Potentially dilutive restricted stock awards and units of 185,455, 142,350 and 113,023 for each of the year ended December 31, 2020, 2019 and 2018, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new standard was initially effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10 which deferred the effective date of ASU 2016-13 by three years for Smaller Reporting Companies. As a result, the effective date for the standard is fiscal years beginning after December 15, 2022, and interim periods therein, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

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

In October 2018, the FASB issued ASU 2018-17, "Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities," which improves the accounting for variable interest entities by considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. This new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments are required to be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The adoption of this standard did not have an impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax assets for investments. The guidance also reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. This new standard is effective for the Company for fiscal years beginning January 1, 2021, with early adoption permitted. The Company does not expect any material impact on its consolidated financial statements from the adoption of this standard.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new standard provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in ASU 2020-04 apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. The new standard is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within these fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The new guidance eliminates two of the three models in ASC 470-20, which required entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-15 will be accounted for separately. In addition, the amendments in ASU 2020-06 eliminates some of the requirements in ASC 815-40 related to equity classification. The amendments in ASU 2020-06 further revised the guidance in ASC 260, Earnings Per Share (“EPS”), to address how convertible instruments are accounted for in calculating diluted EPS, and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The new standard is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within these fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

Note 3—Business Segments, Geographic Data and Sales by Major Customers

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

The Toys/Consumer Products segment includes action figures, vehicles, play sets, plush products, dolls, electronic products, construction toys, infant and pre-school toys, child-sized and hand held role play toys and everyday costume play, foot to floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, kids’ indoor and outdoor furniture, and related products, and makeup and skincare products under the C’est Moi brand.

Within the Halloween segment, the Company markets and sells Halloween costumes and accessories and everyday costume play products.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2020 and 2019 and for the three years in the period ended December 31, 2020 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net Sales
Toys/Consumer Products	$427,122	$479,038	$466,186
Halloween	88,750	119,611	101,624
	$515,872	$598,649	$567,810

	Year Ended December 31,
	2020	2019	2018
Income (Loss) from Operations
Toys/Consumer Products	$20,002	$(8,128)	$(20,399)
Halloween	(7,094)	(9,661)	(11,774)
	$12,908	$(17,789)	$(32,173)

	Year Ended December 31,
	2020	2019	2018
Depreciation and Amortization Expense
Toys/Consumer Products	$10,292	$16,227	$16,002
Halloween	644	1,407	1,079
	$10,936	$17,634	$17,081

	December 31,
	2020	2019
Assets
Toys/Consumer Products	$315,838	$356,584
Halloween	13,531	8,638
	$329,369	$365,222

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 (in thousands):

	December 31,
	2020	2019
Long-lived Assets
United States	$23,607	$31,175
China	10,773	11,461
Hong Kong	1,870	2,937
United Kingdom	1,458	1,633
Canada	100	134
Mexico	96	—
	$37,904	$47,340

	Year Ended December 31,
	2020	2019	2018
Net Sales by Customer Area
United States	$421,222	$481,309	$439,979
Europe	51,885	65,557	69,646
Canada	18,486	19,937	21,923
Asia	8,285	10,112	8,504
Latin America	7,734	11,415	17,827
Australia and New Zealand	5,795	7,870	5,937
Middle East and Africa	2,465	2,449	3,994
	$515,872	$598,649	$567,810

Major Customers

Net sales to major customers were as follows (in thousands, except for percentages):

	2020		2019		2018
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$150,250	29.1%	$177,063	29.6%	$143,587	25.3%
Target	132,354	25.7	124,709	20.8	122,141	21.5
	$282,604	54.8%	$301,772	50.4%	$265,728	46.8%

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

Note 4—Joint Ventures

On December 16, 2009, the Company entered into a joint venture agreement with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company in which it owned fifty percent interest. The joint venture (“Pacific Animation Partners”) was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. The joint venture was terminated on December 2, 2020. For the year ended December 31, 2020, 2019 and 2018, the Company recognized income from the joint venture of $2,341, nil and $22,000, respectively.

As of December 31, 2020 and 2019, the balance of the investment in the Pacific Animation Partners joint venture is nil.

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

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) from the joint venture for the year ended December 31, 2020, 2019 and 2018 was $130,000, $169,000 and ($57,000), respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited (“Meisheng”), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the loss from the joint venture for years ended December 31, 2020, 2019 and 2018 was nil. As of December 31, 2020, Meisheng beneficially owns 9.2% of the Company’s outstanding common stock.

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

Note 5—Prepaid Expenses and Other Assets

Prepaid expenses and other assets for the year ended December 31, 2020 and 2019 consist of the following (in thousands):

	December 31,
	2020	2019
Royalty advances	$13,518	$17,018
Prepaid expenses	2,490	3,606
Income taxes receivable	927	1,274
Other assets	304	-
	$17,239	$21,898

Note 6—Goodwill

There were no changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2020 and 2019.

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

Based on several factors that occurred during the quarter ended March 31, 2020, the Company determined the fair value of its reporting units should be retested for potential impairment. As a result of the retesting performed, no goodwill impairment was determined to have occurred for the three months ended March 31, 2020.

Based on the Company’s April 1, 2020 annual assessment, it was determined that the fair values of its reporting units were not less than the carrying amounts. Also, no goodwill impairment was determined to have occurred for the year ended December 31, 2020.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test. ASU 2017-04 requires that if a reporting unit’s carrying value exceeds its fair value, an impairment charge would be recognized for the excess amount, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company early adopted ASU 2017-04 in the third quarter of 2017.

Note 7—Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying consolidated balance sheets. Trademarks are disclosed separately in the accompanying consolidated balance sheets. Intangible assets are as follows (in thousands, except for weighted useful lives):

		December 31, 2020			December 31, 2019
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(20,130)	$—	$20,130	$(19,988)	$142
Product lines	10.36	33,858	(31,827)	2,031	33,858	(30,812)	3,046
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(58,309)	$2,031	$60,340	$(57,152)	$3,188
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300

In 2019, the Company assessed the recoverability of the Maui product lines and determined that the fair value was less than its carrying amount. As a result, the Company recorded an impairment charge of $9.4 million. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

For the year ended December 31, 2020, 2019 and 2018, the Company’s aggregate amortization expense related to intangible assets was $1.2 million, $4.7 million and $4.9 million, respectively. The Company currently estimates continuing future amortization expense to be approximately (in thousands):

2021	$1,015
2022	1,016
$2,031

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

Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Royalties	$13,659	$14,061
Inventory liabilities	7,115	7,954
Interest expense	4,132	4,535
Salaries and employee benefits	4,032	3,017
Goods in transit	2,597	1,664
Professional fees	1,877	2,115
Unearned revenue	938	557
Bonuses	666	570
Sales commissions	351	669
Unclaimed property liability	—	1,200
Other	3,937	3,173
	$39,304	$39,515

In addition to royalties currently payable on the sale of licensed products during the year, the Company records a liability as accrued royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (see Note 17 - Commitments).

Note 10—Debt

Convertible senior notes

Convertible senior notes consist of the following (in thousands):

	December 31, 2020			December 31, 2019
	Principal/ Fair Value Amount	Debt Issuance Costs	Net Amount	Principal/ Fair Value Amount	Debt Issuance Costs	Net Amount
4.875% convertible senior notes due 2020	$—	$—	$—	$1,905	$—	$1,905
3.25% convertible senior notes due 2023 *	34,134	—	34,134	50,753	—	50,753
Total convertible senior notes	$34,134	$—	$34,134	$52,658	$—	$52,658

*The amounts presented for the 3.25% convertible senior notes due 2023 within the table represent the fair value as of December 31, 2020 and 2019 (see Note 16 - Fair Value Measurements). The principal amount of these notes is $22.9 million and $37.6 million as of December 31, 2020 and 2019, respectively. The accrued, but unpaid, payment-in-kind interest is $0.9 million and $0.4 million as of December 31, 2020 and 2019, respectively.

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

In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.6 million face amount of its 2018 Notes, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum, and excluding the impact of the 1 for 10 reverse stock split, the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.6 million. On July 26, 2018, the Company closed a transaction with Oasis to exchange $8.0 million face amount of the 2018 Notes with convertible senior notes similar to those issued to Oasis in November 2017. The July 26, 2018 $8.0 million Oasis notes mature on November 1, 2020, accrue interest at an annual rate of 3.25%, and excluding the impact of the 1 for 10 reverse stock split, are convertible into shares of the Company’s common stock at a rate of 322.2688 shares per $1,000 principal amount of the new notes. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.5 million. The conversion price for the 3.25% convertible senior notes due 2020 was reset on November 1, 2018 and November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. Excluding the impact of the 1 for 10 reverse stock split, the conversion price of the 3.25% convertible senior notes due 2020 reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of the Company's common stock per $1,000 principal amount of notes.

The remaining $13.2 million of 2018 Notes were redeemed at par at maturity on August 1, 2018.

In August 2019, the Company entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization Transaction”) among Wells Fargo, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the 4.875% convertible senior notes due 2020 ( the "Investor Parties") to recapitalize the Company’s balance sheet, including the extension to the Company of incremental liquidity and at least three-year extensions of substantially all of the Company’s outstanding convertible debt obligations and revolving credit facility. The Company’s Term Loan Agreement entered into with Great American Capital Partners (See Note 11 – Credit Facilities) was paid in full and terminated in connection with the Recapitalization Transaction.

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

Excluding the impact of the 1 for 10 reverse stock split, the New Oasis Notes provide, among other things, that the initial conversion price is $1.00. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances shall the reset result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and will not be greater than the conversion price in effect immediately before such reset. The Company may trigger a mandatory conversion of the New Oasis Notes if the market price exceeds 150% of the conversion price under certain circumstances. The Company may redeem the New Oasis Notes in cash if a person, entity or group acquires shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owns at least 49% of the Company’s issued and outstanding Common Stock. In connection with the issuance of the New Oasis Notes, the Company recognized a loss on extinguishment of the Existing Oasis Notes of approximately $10.4 million. On February 9, 2020, excluding the impact of the 1 for 10 reverse stock split, the conversion price of the New Oasis Notes reset to $1.00 per share ($10.00 per share after reverse stock split). On August 9, 2020, the conversion price of the New Oasis Notes reset to $5.647. On February 9, 2021, the conversion price of the New Oasis Notes recalculated and remained unchanged at $5.647.

In June 2020, $7.1 million of the New Oasis Notes (including $0.2 million in payment-in-kind interest) were converted for 710,100 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $9.5 million. In August 2020, $1.0 million of the New Oasis Notes (including $27,288 in payment-in-kind interest) were converted for 177,085 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $1.3 million. In October 2020, $2.0 million of the New Oasis Notes (including $63,225 in payment-in-kind interest) were converted for 354,170 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $2.6 million. In November 2020, $4.0 million of the New Oasis Notes (including $138,248 in payment-in-kind interest) were converted for 708,340 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $5.4 million. In December 2020, $1.0 million of the New Oasis Notes (including $36,528 in payment-in-kind interest) were converted for 177,085 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $1.4 million. On March 2, 2021, $1.0 million of the New Oasis Notes (including $42,009 in payment-in-kind interest) were converted for 177,085 shares of common stock. On March 9, 2021, $1.0 million of the New Oasis Notes (including $42,516 in payment-in-kind interest) were converted for 177,085 shares of common stock.

A director of the Company is a portfolio manager at Oasis Management.

The Company has elected to measure and present the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a gain (loss) of nil, ($2.5) million and $2.9 million for the year ended December 31, 2020, 2019, and 2018, respectively, related to changes in the fair value of the 3.25% convertible senior notes due 2020. The Company also recognized a loss of $2.3 million (net of payment-in-kind interest of $1.3 million) and $2.6 million for the year ended December 31, 2020 and 2019, respectively, related to changes in the fair value of the 3.25% convertible senior notes due 2023. At December 31, 2020 and 2019, the debt held by Oasis had a fair value of approximately $34.1 million and $50.8 million, respectively.

The Company evaluated its credit risk as of December 31, 2020, and determined that there was no change from December 31, 2019.

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

The remaining $1.9 million principal amount of the 2020 Notes were redeemed at par at maturity on June 1, 2020.

The fair value of the 4.875% convertible senior notes due 2020 as of December 31, 2020 and 2019 was nil and $1.7 million (principal amount $1.9 million), respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.

Key components of the 4.25% convertible senior notes due 2018 consist of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Contractual interest expense	$—	$—	$373
Amortization of debt issuance costs recognized as interest expense	—	—	103
	$—	$—	$476

Key components of the 4.875% convertible senior notes due 2020 consist of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Contractual interest expense	$32	$3,370	$5,509
Amortization of debt issuance costs recognized as interest expense	—	460	789
	$32	$3,830	$6,298

Key components of the 3.25% convertible senior notes due 2020 consist of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Contractual interest expense	$—	$580	$815

Key components of the 3.25% convertible senior notes due 2023 consist of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Contractual interest expense	$2,004	$899	$—

On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd (see Note 12 – Related Party Transactions). The transaction closed on February 8, 2021.

Term Loan

Term loan consists of the following (in thousands):

	December 31, 2020			December 31, 2019
	Principal Amount**	Debt Discount/ Issuance Costs*	Net Amount	Principal Amount**	Debt Discount/ Issuance Costs*	Net Amount
Term Loan	$119,801	$(8,471)	$111,330	$134,801	$(12,319)	$122,482

* The term loan was valued using the discounted cash flow method to determine the implied debt discount. The debt discount and issuance costs are being amortized over the life of the term loan.

** The amount presented excludes accrued, but unpaid, payment-in-kind interest of $4.7 million and $1.3 million as of December 31, 2020 and 2019, respectively.

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

The New Term Loan Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The original terms of the New Term Loan Agreement required the Company to maintain a trailing 12-month EBITDA (as defined and adjusted therein) of not less than $34.0 million and a minimum liquidity of not less than $10.0 million commencing with the fiscal quarter ended September 30, 2020.

On October 16, 2020, the Company reached an agreement (the “Amendment”) with holders of its New Term Loan and Wells Fargo, holder of its revolving credit facility, to amend its New Term Loan Agreement and defer its EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement was reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also required the Company to pre-pay $15.0 million of the term loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. In connection with the amendment, on October 20, 2020, the Company paid $15.0 million of its outstanding principal amount and $0.3 million in related interest and PIK interest. As of December 31, 2020, the Company had $124.5 million (including $4.7 million in payment-in-kind interest) outstanding under the New Term Loan Agreement, $5.0 million of which is recorded as short term debt, and $114.8 million is recorded as long term debt on the consolidated balance sheet.

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

Amortization expense classified as interest expense related to the $3.8 million of debt issuance costs associated with the issuance of the New Term Loan was $1.0 million and $0.4 million for the year ended December 31, 2020 and 2019, respectively.

Amortization expense classified as interest expense related to the $10.1 million debt discount associated with the issuance of the New Term Loan was $2.8 million and $1.1 million for the year ended December 31, 2020 and 2019, respectively.

The fair value of the New Term Loan as of December 31, 2020 and 2019 was $129.6 million and $123.4 million, respectively. The estimated fair value was calculated using a discounted cash flow method and is classified as Level 3 within the fair value hierarchy.

Loan under Paycheck Protection Program

On June 12, 2020, the Company received a $6.2 million PPP Loan under the PPP within the CARES Act. The PPP Loan matures on June 2, 2022, and is subject to the CARES Act terms which include, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan is subject to events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. As of December 31, 2020, the Company has recorded the PPP Loan as a liability and classified $0.9 million as a current liability and $5.3 million as a non-current liability on the consolidated balance sheet. The Company intends to apply for forgiveness of amounts received under the PPP in accordance with the requirements of the CARES Act, as amended. Any loan amounts forgiven will be removed from liabilities recorded. While the Company used the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that it will be eligible for forgiveness of the PPP Loan, in full or in part.

The carrying value of the PPP Loan is a reasonable approximation of fair value.

Note 11—Credit Facilities

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

The obligations under the Amended ABL Credit Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of December 31, 2020, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $10.8 million and the total excess borrowing capacity was $37.3 million. As of December 31, 2019, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $9.2 million and the total excess borrowing capacity was $38.4 million.

The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of December 31, 2020 and 2019, the Company was in compliance with the financial covenants under the Amended ABL Facility and the previous Credit Facility, as applicable.

Any amounts borrowed under the Amended ABL Facility accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of December 31, 2020 and 2019, the weighted average interest rate on the credit facilities with Wells Fargo was nil and 4.53%, respectively.

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

As described in Note 10 – Debt, on October 16, 2020, the Company amended its New Term Loan to reduce the amount and defer the calculation of its EBITDA covenant, with Wells Fargo as party to the agreement.

As of December 31, 2020, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $10.8 million.

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

Amortization expense classified as interest expense related to the $1.3 million of debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) and $1.1 million of debt issuance costs associated with the transaction that closed on August 9, 2019 (i.e., Amended ABL Facility) was $0.4 million, $0.6 million and $0.9 million for the year ended December 31, 2020, 2019 and 2018, respectively.

Note 12—Related Party Transactions

A former director of the Company, who resigned on August 9, 2019 is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $1.5 million in 2019 and $1.3 million in 2018. As of December 31, 2019, legal fees and reimbursable expenses of $0.1 million was payable to this law firm.

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

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) from the joint venture for the year ended December 31, 2020, 2019 and 2018 was $130,000, $169,000 and ($57,000), respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited (“Meisheng”), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the loss from the joint venture for the years ended December 31, 2020, 2019, and 2018 was nil. As of December 31, 2020, Meisheng beneficially owns 9.2% of the Company’s outstanding common stock.

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

Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the year ended December 31, 2020, 2019 and 2018, the Company made inventory-related payments to Meisheng of approximately $64.8 million, $94.3 million, and $36.2 million respectively. As of December 31, 2020 and 2019, amounts due to Meisheng for inventory received by the Company, but not paid totaled $10.1 million and $18.1 million, respectively.

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

A director of the Company is a director at Benefit Street Partners. As of December 31, 2020, Benefit Street Partners held $61.1 million in principal amount (including $2.3 million in payment-in-kind interest) of the New Term Loan. On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd. The transaction closed on February 8, 2021.

A director of the Company is the managing Partner and portfolio manager at Axar Capital Management. As of December 31, 2020, Axar Capital Management held $24.3 million in principal amount (including $0.9 million in payment-in-kind interest) of the New Term Loan.

Note 13—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdiction.

For the year ended 2020, 2019 and 2018, the provision for income taxes, which included federal, state and foreign income taxes, was an expense of $0.7 million, $1.9 million and $3.0 million, respectively, reflecting effective tax provision rates of (5.5%), (3.6%), and (7.5%), respectively.

The 2020 tax expense of $0.7 million included a discrete tax benefit of ($0.3) million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax benefits, the Company’s effective tax rate for 2020 was (7.7%), primarily due to state taxes and taxes on foreign income.

For the year ended 2019 and 2018, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of (3.6%) and (7.5%). Exclusive of discrete items, the effective tax provision rate would be (3.1%) in 2019 and (9.6%) in 2018.

As of December 31, 2020 and 2019, the Company had net deferred tax liabilities of approximately $0.1 million and $14,000, respectively, primarily related to foreign jurisdictions.

Provision for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Federal	$(212)	$(212)	$(1,475)
State and local	134	66	62
Foreign	704	3,037	4,154
Total Current	626	2,891	2,741
Deferred	109	(979)	210
Total	$735	$1,912	$2,951

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2020	2019
Net deferred tax assets/(liabilities):
Reserve for sales allowances and possible losses	$658	$686
Accrued expenses	3,227	2,381
Prepaid royalties	4,282	6,224
Accrued royalties	4,191	2,314
Inventory	8,793	10,309
State income taxes	23	17
Property and equipment	1,618	1,952
Goodwill and intangibles	6,015	9,185
Share-based compensation	780	894
Interest limitation	2,114	3,539
Undistributed foreign earnings	(2,419)	(1,970)
Operating lease right-of-use assets	(5,798)	(7,422)
Operating lease liabilities	6,427	8,195
Federal and state net operating loss carryforwards	61,239	53,845
Credit carryforwards	697	909
Other	794	1,706
Gross	92,641	92,764
Valuation allowance	(92,764)	(92,778)
Total net deferred tax liabilities	$(123)	$(14)

Provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	Year ended December 31,
	2020	2019	2018
Federal income tax expense	21.0%	21.0%	21.0%
State income tax expense, net of federal tax effect	7.7	6.1	9.7
Effect of differences in U.S. and foreign statutory rates	1.2	0.6	2.0
Uncertain tax positions	3.4	(0.3)	(0.8)
Provision to return	0.6	(1.6)	(40.6)
Non-deductible expenses	(36.2)	(13.0)	(16.9)
Other	0.0	(0.4)	(0.6)
Undistributed foreign earnings	(3.3)	0.2	4.5
Valuation allowance	0.1	(16.2)	14.2
	(5.5)%	(3.6)%	(7.5)%

Deferred taxes result from temporary differences between tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the U.S. Internal Revenue Code, and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid. The Company has established a valuation allowance on net deferred tax assets in the United States since, in the opinion of management, it is not more likely than not that the U.S. net deferred tax assets will be realized.

The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Domestic	$(18,748)	$(61,798)	$(58,693)
Foreign	5,339	8,331	19,219
	$(13,409)	$(53,467)	$(39,474)

The Company uses a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

Approximately $0.6 million of the liability for UTP related to foreign withholding taxes and Hong Kong audit examination was derecognized in 2020. During 2019, approximately $0.1 million of additional UTP related to foreign withholding taxes was recognized.

Current interest on uncertain income tax liabilities is recognized as a component of the income tax provision recognized in the consolidated statements of operations. During 2020, the Company did not recognize any current year interest expense relating to UTPs. During 2019, the Company recognized an additional $40,000 of current interest expense relating to UTPs. During 2018, the Company recognized $0.1 million of current interest expense relating to UTPs.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2020 (in millions):

Balance, December 31, 2017	$1.3
Current year additions	0.6
Current year reduction due to audit settlement	(0.4)
Balance, December 31, 2018	1.5
Current year additions	0.1
Balance, December 31, 2019	1.6
Current year reduction	(0.6)
Balance, December 31, 2020	$1.0

The Company does not expect its gross unrecognized tax benefits to significantly change within the next 12 months.

Tax years 2017 through 2019 remain subject to examination in the United States. The tax years 2016 through 2019 are generally still subject to examination in the various states. The tax years 2014 through 2019 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state and foreign tax authorities.

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

Based on our evaluation of all positive and negative evidence, as of December 31, 2020, a valuation allowance of $92.8 million has been recorded against the deferred tax assets that more likely than not will not be realized. For the year ended December 31, 2020, the valuation allowance remained consistent with the $92.8 million at December 31, 2019. The net deferred tax liabilities of $14,000 in 2019 represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position, partially offset by the U.S. deferred tax assets related to the AMT credit carryforwards. The net deferred tax liabilities of $0.1 million in 2020 represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position.

At December 31, 2020, the Company has U.S. federal net operating loss carryforwards, or "NOLs", of approximately $190.2 million, which will begin to expire in 2033. At December 31, 2020, the Company's state NOLs were mainly from California. The majority of the approximately $228.6 million of California NOLs will begin to expire in 2031. At December 31, 2020, the Company had foreign tax credit carryforwards of approximately $0.1 million, which will begin to expire in 2027. At December 31, 2020, the Company had federal research and development tax credit carryforwards ("credit carryforwards") of approximately $0.5 million, which will begin to expire in 2029. At December 31, 2020, the Company had state research and development tax credits of approximately $0.1 million, which carry forward indefinitely. Utilization of certain NOLs and research credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and comparable state income tax laws. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization.

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

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company has operating leases for corporate offices, warehouses, and certain equipment. The Company’s leases have remaining lease terms of 1 to 6 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. As of December 31, 2020, the Company’s weighted average remaining lease term is approximately 3 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.21%.

The Company adopted ASC 842 effective January 1, 2019. The Company also elected the practical expedients to exclude right-of-use ("ROU") assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet. Under ASC 842, total operating lease costs for the year ended December 31, 2020 and 2019 were $11.7 million and $12.9 million, respectively. Of the $11.7 million for the year ended December 31, 2020, $2.0 million related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $0.8 million in 2020. Of the $12.9 million for the year ended December 31, 2019, $2.4 million related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $1.1 million in 2019.

Under ASC 840, rent expense for the year ended December 31, 2018 totaled $12.7 million.

The Company had a cash outflow of $11.1 million, and $11.8 million related to operating leases for the year ended December 31, 2020 and 2019, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability excluding minimum lease payments for executed and legally enforceable leases that have not yet commenced as of December 31, 2020 (in thousands):

Year ending December 31,
2021	$11,082
2022	10,603
2023	6,049
2024	590
2025	281
Thereafter	258
Total lease payments	28,863
Less imputed interest	2,055
Total	$26,808

As of December 31, 2020, the minimum lease payments for executed and legally enforceable leases that have not yet commenced were $0.1 million.

Note 15—Common Stock and Preferred Stock

Common Stock

Effective July 9, 2020, the Company completed a 1 for 10 reverse stock split of its $0.001 par value common stock reducing the issued and outstanding shares of common stock from 42,395,782 to 4,239,578 (“Reverse Stock Split”). All common stock and price per share amounts in this report have been restated to reflect the 1 for 10 reverse stock split. The Reverse Stock Split did not cause an adjustment to the par value or the authorized shares of the common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The primary reason for implementing the Reverse Stock Split was to regain compliance with the minimum bid price requirement of Nasdaq. On July 31, 2020, the Company was notified by Nasdaq that it had regained compliance with the Nasdaq listing requirements. On September 11, 2020, the Company received notice from Nasdaq that during the prior 30-day period the Company had not met a listing requirement to maintain a minimum MVPHS of $15.0 million. The Company has until March 10, 2021 to cure this deficiency and/or meet any of Nasdaq’s other alternative continuing qualification criteria. On November 18, 2020, the Company received notice from Nasdaq that based on its Form 10-Q for the period ended September 30, 2020 filed with the Securities and Exchange Commission on November 16, 2020, the Company had regained compliance with the Nasdaq listing requirements.

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. On December 31, 2020 shares issued and outstanding were 5,694,772, and on December 31, 2019, shares issued and outstanding were 3,521,037.

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

In June 2014, the Company effectively repurchased 311,284 shares of its common stock at an average cost of $77.10 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares were treated as retired for basic and diluted EPS purposes although they remained legally outstanding. The Company reflected the aggregate purchase price as a reduction to stockholders’ equity classified as Treasury Stock. On September 13, 2019, ML returned the shares to the Company. The Company subsequently retired the shares which had no impact to the Company’s stockholder’s equity.

In January 2018, the Company issued an aggregate of 191,489 shares of restricted stock at a value of approximately $4.5 million to two executive officers, which vest, subject to certain company financial performance criteria and market conditions, over a three year period. In addition, an aggregate of 24,948 shares of restricted stock at an aggregate value of approximately $0.6 million were issued to its six non-employee directors, which vested in January 2019.

During 2018, an executive officer surrendered an aggregate of 4,235 shares of restricted stock for $98,000 to cover income taxes due on the vesting of restricted shares.

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

During 2019, certain employees, including executive officers, surrendered an aggregate of 19,098 shares of restricted stock for $273,000 to cover income taxes due on the vesting of restricted shares.

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

During 2020, certain employees, including two executive officers, surrendered an aggregate of 16,886 shares of restricted stock for $173,526 to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 52,428 shares of restricted stock granted in 2017 with a value of approximately $433,000 was forfeited during 2020.

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

In October 2020, $2.0 million of the New Oasis Notes (including $63,225 in payment-in-kind interest) were converted for 354,170 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $2.6 million.

In November 2020, $4.0 million of the New Oasis Notes (including $138,248 in payment-in-kind interest) were converted for 708,340 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $5.4 million.

In December 2020, $1.0 million of the New Oasis Notes (including $36,528 in payment-in-kind interest) were converted for 177,085 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $1.4 million.

No dividend was declared or paid in 2020 and 2019.

Preferred Stock

On August 9, 2019, in connection with the Recapitalization Transaction (see Note 10 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of December 31, 2020 and 2019, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No dividends have been declared or paid. For the year ended December 31, 2020 and 2019, the Company recorded $1.3 million and $483,000, respectively of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

In addition, the Certificate of Designations provides the holders of Series A Preferred Stock certain board representation rights. The Certificate of Designations provides, among other things, that, for so long as at least 50,000 shares of Series A Preferred Stock remain outstanding, (i) the holders of a majority of the outstanding shares of Series A Preferred Stock have the sole right to nominate candidates to serve as the Series A Preferred Directors and (ii) the holders of shares of Series A Preferred Stock, voting as a separate class, have the right to elect two individuals to serve as the Series A Preferred Directors. From and after (i) the first annual meeting of stockholders occurring after less than 50,000 shares of Series A Preferred Stock remain outstanding, the holders of Series A Preferred Stock will only have the right to nominate and elect one Series A Preferred Director, and (ii) the time no shares of Series A Preferred Stock remain outstanding, the holders of Series A Preferred Stock will no longer have the right to nominate or elect any Series A Preferred Directors. The Series A Preferred Directors serve for terms ending at the annual meeting of stockholders in 2023 and for successive three-year terms thereafter (until no shares of Series A Preferred Stock remain outstanding). The number of directors elected by the holders of the Company’s Common Stock and the number of Series A Preferred Directors is fixed and cannot be amended without the approval of holders of a majority of the outstanding Common Stock and holders of at least 80% of the outstanding shares of Series A Preferred Stock, each voting as a separate class.

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

As of December 31, 2020, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $1.7 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $8.1 million. As of December 31, 2019, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $483,000, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $5.2 million.

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

The following tables summarize the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Carrying Amount as of December 31, 2020	Fair Value Measurements As of December 31, 2020
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2023	$34,134	$—	$—	$34,134
Preferred stock derivative liability	8,062	—	—	8,062

	Carrying Amount as of December 31, 2019	Fair Value Measurements As of December 31, 2019
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2023	$50,753	$—	$—	$50,753
Preferred stock derivative liability	5,247	—	—	5,247

The following table provides a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

3.25% convertible senior notes due 2020
	2020	2019
Balance at January 1,	$—	$27,974
Additions	—	7,250
Loss on extinguishment of convertible senior notes	—	10,417
Extinguishment of convertible senior notes	—	(48,170)
Change in fair value	—	2,529
Balance at December 31,	$—	$—

3.25% convertible senior notes due 2023
	2020	2019
Balance at January 1,	$50,753	$—
New issuance ($29.6 million face value)	—	37,916
New issuance ($8.0 million face value)	—	10,254
Conversion of convertible senior notes	(20,212)	—
Change in fair value	2,265	2,583
Payment-in-kind interest	1,328	—
Balance at December 31,	$34,134	$50,753

Preferred stock derivative liability
	2020	2019
Balance at January 1,	$5,247	$—
New issuance of Series A Preferred Stock	—	4,894
Change in fair value	2,815	353
Balance at December 31,	$8,062	$5,247

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

In August 2017, the Company agreed with Oasis, the holder of approximately $21.6 million face amount of its 2018 Notes, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum, and excluding the impact of the 1 for 10 reverse stock split, the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. These notes are hereafter referred to as the “3.25% convertible senior notes due in 2020” or “3.25% 2020 Notes.” After execution of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. On July 26, 2018, the Company closed a transaction with Oasis to exchange $8.0 million face amount of the 2018 Notes with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and excluding the impact of the 1 for 10 reverse stock split, are convertible into shares of the Company’s common stock at a rate of 322.2688 shares per $1,000 principal amount of the new notes. Excluding the impact of the 1 for 10 reverse stock split, the conversion price of the 3.25% 2020 Notes reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 of the Company's common stock per $1,000 principal amount of notes.

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

The fair value of the 4.875% convertible senior notes due 2020 as of December 31, 2020 and 2019 was nil and $1.7 million (principal amount of $1.9 million), respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.

The remaining $1.9 million principal amount of the 4.875% convertible senior notes due 2020 were redeemed at par at maturity on June 1, 2020.

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

The fair value of the New Term Loan as of December 31, 2020 and 2019 was $129.6 million and $123.4 million, respectively. The estimated fair value was calculated using a discounted cash flow method and is classified as Level 3 within the fair value hierarchy.

The Company’s accounts receivable, accounts payable, and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

Note 17—Commitments

The Company has entered into various license agreements whereby the Company may use certain characters and intellectual properties in conjunction with its products. Generally, such license agreements provide for royalties to be paid ranging from 1% to 25% of net sales with minimum guarantees and advance payments.

In the event the Company estimates that a shortfall in achieving the minimum guarantee is probable, a liability is recorded for the estimated shortfall and charged to royalty expense.

Future annual minimum royalty guarantees as of December 31, 2020 are as follows (in thousands):

2021	$32,106
2022	2,696
2023	350
2024	20
$35,172

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2024. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2020 are as follows (in thousands):

2021	$5,040
2022	2,344
2023	2,362
2024	2,410
$12,156

Note 18—Share-Based Payments

Under the Company’s 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock, restricted stock units and other securities (see Note 15 - Common Stock and Preferred Stock). The vesting of these share-based awards may vary, but typically vest over a requisite service period or are based on performance criteria, with a maximum vesting period of four years. Restricted shares typically vest in the same manner, with the exception of certain awards vesting over one to three years. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management expectations regarding the relevant performance criteria. As of December 31, 2020, 1,180,226 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate, expire, or are forfeited.

Restricted Stock

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock. Restricted stock award grants are based upon employment contracts, which vary by individual and year, and are subject to vesting conditions.

The following table summarizes the restricted stock award activity, annually, for the year ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1	559,307	$16.00	295,078	$24.10	98,121	$41.20
Granted	70,422	10.30	338,946	10.70	216,437	18.80
Vested	(69,442)	21.76	(69,247)	24.90	(19,480)	51.40
Forfeited	(52,420)	32.20	(5,470)	14.70	—	—
Outstanding, December 31	507,867	12.73	559,307	16.00	295,078	24.10

As of December 31, 2020, there was $2.1 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.96 years.

Restricted Stock Units

Under the Plan, share-based compensation payments may include the issuance of Restricted Stock Units (RSUs) to employees, which occurs approximately once per year and are subject to vesting conditions. RSUs are valued at the market price of the shares underlying the award on the date of grant.

The following table summarizes the RSU award activity, annually for the year ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1	102,718	$23.42	105,217	$37.20	95,920	$46.80
Granted	100,200	3.89	133,431	7.70	35,714	19.60
Vested	(41,640)	16.64	(16,149)	38.00	(12,529)	51.50
Forfeited	(29,761)	42.83	(119,781)	16.00	(13,888)	45.60
Outstanding, December 31	131,517	6.32	102,718	23.42	105,217	37.20

As of December 31, 2020, there was $0.4 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.67 years.

Share-Based Compensation Expense

The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2020	2019	2018
Share-based compensation expense	$2,303	$2,868	$2,434

Note 19—Employee Benefits Plan

The Company sponsored for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company would make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. The Company eliminated the match on March 31, 2019. Company matching contributions, which vested immediately, totaled nil, $1.1 million and $2.4 million for the year ended December 31, 2020, 2019 and 2018, respectively. The Company resumed the match on contributions effective January 1, 2021.

Note 20—Supplemental Information to Consolidated Statements of Cash Flows

In 2018, an executive officer surrendered an aggregate of 4,235 shares of restricted stock at a value of less than $0.1 million to cover income taxes due on the 2018 vesting of the restricted shares granted to them in 2016 and 2017.

In 2019, two executive officers surrendered an aggregate of 14,391 shares of restricted stock at a value of less than $0.1 million to cover income taxes due on the 2019 vesting of the restricted shares granted to them in 2016, 2017, and 2018.

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

In 2020, certain employees, including two executive officers, surrendered an aggregate of 16,886 shares of restricted stock for $173,526 to cover income taxes due on the vesting of restricted shares.

Note 21—Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2020 and 2019 are summarized below. The Company has derived this data from the unaudited consolidated interim financial statements that, in the Company's opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	2020				2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$66,557	$78,758	$242,290	$128,267	$70,826	$95,182	$280,130	$152,511
Gross profit	$16,350	$16,770	$74,616	$42,029	$14,340	$17,746	$80,859	$46,400
Income (loss) from operations	$(15,986)	$(9,746)	$37,513	$1,127	$(24,041)	$(18,649)	$35,662	$(10,761)
Income (loss) before provision (benefit) for income taxes	$(11,722)	$(22,996)	$32,164	$(10,855)	$(29,372)	$(21,896)	$17,430	$(19,629)
Net income (loss)	$(11,998)	$(23,268)	$32,431	$(11,309)	$(29,127)	$(22,485)	$16,414	$(20,181)
Net income (loss) attributable to JAKKS Pacific, Inc.	$(12,038)	$(23,276)	$32,382	$(11,342)	$(29,158)	$(22,542)	$16,445	$(20,293)
Net income (loss) attributable to common stockholders	$(12,345)	$(23,588)	$32,066	$(11,664)	$(29,158)	$(22,542)	$16,265	$(20.596)
Basic earnings (loss) per share	$(4.10)	$(7.70)	$8.39	$(2.55)	$(12.40)	$(9.60)	$6.00	$(7.00)
Weighted average shares Outstanding	3,021	3,064	3,824	4,575	2,356	2,360	2,709	2,962
Diluted earnings (loss) per share	$(4.10)	$(7.70)	$3.19	$(2.55)	$(12.40)	$(9.60)	$5.10	$(7.00)
Weighted average shares and equivalents outstanding	3,021	3,064	9,307	4,575	2,356	2,360	6,035	2,962

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per-share amounts for the quarters may not agree with the per share amounts for the year.

Note 22 – Litigation and Contingencies

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

A purported class action lawsuit was filed on November 10, 2020 in the United States District Court for the District of Delaware (Brown v. JAKKS Pacific, Inc. et al) alleging that the Proxy Statement issued in connection with the shareholder meeting held in June 2020 contained misstatements regarding the manner in which broker votes would be counted and that such votes were improperly included in approving the Company’s reverse stock split at the meeting. The purported class action seeks damages in an unspecified amount, alleging breach of fiduciary duties by the Company’s directors. The Company intends to vigorously defend the lawsuit. Since the action was recently commenced, however, we cannot assure you of its outcome and cannot estimate the range of any potential damage award. The Company is taking steps to hold a Special Meeting of the Shareholders on April 30, 2021 to obtain shareholder ratification of the filing of the Certificate of Amendment to its Certificate of Incorporation effecting the reverse split, in accordance with ratification procedures under Delaware law, and if ratified, to then seek settlement and dismissal of the lawsuit.

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

Note 23 — Subsequent Event

On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd (see Note 12 – Related Party Transactions). The transaction closed on February 8, 2021.

On March 2, 2021, $1.0 million of the New Oasis Notes (including $42,009 in payment-in-kind interest) were converted for 177,085 shares of common stock. On March 9, 2021, $1.0 million of the New Oasis Notes (including $42,516 in payment-in-kind interest) were converted for 177,085 shares of common stock. (see Note 10 – Debt).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2020, 2019 and 2018

Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at Beginning of Period	Charged to Costs and Expenses	Net Deductions and other	Balance at End of Period
	(In thousands)
Year ended December 31, 2020:
Allowance for:
Uncollectible accounts	$3,394	$1,619	$(447)	$4,566
Reserve for sales returns and allowances	38,365	35,370	(31,627)	42,108
	$41,759	$36,989	$(32,074)	$46,674
Year ended December 31, 2019:
Allowance for:
Uncollectible accounts	$2,149	$864	$381	$3,394
Reserve for sales returns and allowances	29,403	42,618	(33,656)	38,365
	$31,552	$43,482	$(33,275)	$41,759
Year ended December 31, 2018:
Allowance for:
Uncollectible accounts	$10,940	$9,586	$(18,377)	$2,149
Reserve for sales returns and allowances	17,622	46,759	(34,978)	29,403
	$28,562	$56,345	$(53,355)	$31,552

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of December 31, 2020, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). We believe that, as of December 31, 2020, our internal control over financial reporting was effective based upon those criteria.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	56	Chairman, Chief Executive Officer, President, Secretary and Director
John L. Kimble	51	Executive Vice President and Chief Financial Officer
John J. McGrath	55	Chief Operating Officer
Alexander Shoghi	39	Director
Zhao Xiaoqiang	53	Director
Andrew Axelrod	37	Director
Matthew Winkler	39	Director
Joshua Cascade	47	Director
Carole Levine	63	Director

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

Zhao Xiaoqiang has been a Director since April 27, 2017. Since 2002 Mr. Zhao has been the Chairman of Meisheng Holding Co., a private holding company selling cultural products, and since 2007 he has been the Chairman of Meisheng Culture & Creative Corp. Ltd., a public company (listed on the Shenzhen Stock Exchange in 2012) with 25 subsidiaries in the areas of manufacturing, animation, games, movies, online video, stage performance art, e-commerce and overseas investments. Mr. Zhao is also a director of two of the Company’s subsidiaries, JAKKS Meisheng Animation (H.K.) Limited and JAKKS Meisheng Trading (Shanghai) Limited. Mr. Zhao holds an EMBA from Zhejiang University.

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

Classification of Directors

In November 2019, our stockholders approved the Company’s Amended and Restated Certificate of Incorporation, which divided the Board of Directors into three classes, as nearly equal in number as possible with one class standing for election each year for a three-year term. At our 2020 Annual Meeting we elected directors pursuant to a class system, directors in Class I were elected to a one-year term and directors in Class II were elected to a two-year term. The directors in Class III were designated and identified in the Certificate of Designations with their initial terms expiring at the annual meeting of our stockholders to be held in 2023, and thereafter the directors in Class III will be elected to a three-year term solely by the holders of our Series A Senior Preferred Stock and the common stockholders have no right to vote with respect to the election of such Class III directors. At each Annual Meeting of Stockholders following the 2020 Annual Meeting the successors of the class of directors whose term expires shall be elected to hold office for a term expiring at the Annual Meeting of Stockholders to be held in the third year following the year of their election, with each director in each such class to hold office until his or her successor is duly elected and qualified.

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

Messrs. Berman and Zhao are Class I Directors, Messrs. Shoghi and Cascade, and Ms. Levine are Class II Directors, and Messrs. Axelrod and Winkler are Class III Directors.

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

California recently passed a law which requires publicly held companies headquartered in the state (such as the Company) to include board members from underrepresented communities. The action follows passage of a similar law in 2018 mandating that public companies headquartered in the state have at least one woman on their board of directors by the end of 2019, with further future increases required depending on board size. The new law requires that by the end of 2021 California-headquartered public companies have at least one director on their board who is from an underrepresented community, defined as “an individual who self‑identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self‑identifies as gay, lesbian, bisexual, or transgender.” In addition to that initial 2021 requirement, the law mandates that the number of directors from underrepresented communities be increased by the end of calendar year 2022, depending on the size of the board. The Company is currently in compliance with both laws, but the Board will have to take further action in order to be in compliance in 2022.

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

Compensation Committee. In addition to risk oversight functions, the Compensation Committee makes recommendations to the Board regarding compensation of management employees and administers plans and programs relating to employee benefits, incentives, compensation and awards under the 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Axelrod (Chair), Winkler and Shoghi are the members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq. A copy of the Compensation Committee’s Charter is available on our website at www.jakks.com. Executive officers that are members of the Board make recommendations to the Compensation Committee with respect to the compensation of other executive officers who are not on the Board. Except as otherwise prohibited, the Compensation Committee may delegate its responsibilities to subcommittees or individuals. The Compensation Committee has the authority, in its sole discretion, to retain or obtain advice from a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of such persons. The Company provides the appropriate funding to such persons as determined by the Compensation Committee, which also conducts an independence assessment of its outside advisors using the six factors contained in Exchange Act Rule 10C-1. The Compensation Committee receives legal advice from our outside general counsel and has retained Willis Towers Watson (“WTW”), a compensation consulting firm, to directly advise the Compensation Committee from time to time.

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

A compensation consultant was not consulted during 2020.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during and for 2020, all Forms 3, 4 and 5 required to be filed during 2020 by our Directors and executive officers were timely filed.

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

Stockholder recommendations for director nominees are welcome and should be sent to our Chief Financial Officer, who will forward such recommendations to the Nominating Committee, and should include the following information: (a) all information relating to each nominee that is required to be disclosed pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of Common Stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of each nominee, and must be submitted in the time frame described under the caption, “Stockholder Proposals for 2021 Annual Meeting,” in our Proxy Statement for the 2020 Annual Meeting. The Nominating Committee will evaluate candidates recommended by stockholders in the same manner as candidates recommended by other sources, using additional criteria, if any, approved by the Board from time to time. Our stockholder communication policy may be amended at any time with the consent of the Nominating Committee.

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

Administration and Process

Our executive compensation program is administered by the Compensation Committee. The Compensation Committee receives legal advice from our outside general counsel and in previous years has retained a compensation consulting firm, such as Willis Towers Watson (“WTW”) and Lipis Consulting, Inc. (“LCI”), which provides advice directly to the Compensation Committee. Historically, the base salary, bonus structure and long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “Employment Agreements and Termination of Employment Arrangements”) and we expect that to continue in the future. With respect to our chief executive officer and president and our chief operating officer, the Compensation Committee, with input from WTW, establishes target performance levels for incentive bonuses based on a number of factors that are designed to further our executive compensation objectives, including our performance, the compensation received by similarly-situated executive officers at peer group companies, the conditions of the markets in which we operate and the relative earnings performance of peer group companies. The chief financial officer also received a bonus based upon performance criteria established by the Compensation Committee.

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

As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), on June 7, 2016 we further amended Mr. Berman’s employment agreement to provide, among other things, for (i) extension of the term to December 31, 2020; (ii) modification of the performance and vesting standards for each $3.5 million Annual Restricted Stock Grant (“Berman Annual Stock Grant”) provided for under Section 3(b) of his Employment Agreement, effective as of January 1, 2017, so that 40% ($1.4 million) of each Berman Annual Stock Grant will be subject to time vesting in four equal annual installments over four years and 60% ($2.1 million) of each Berman Annual Stock Grant will be subject to three year “cliff vesting” (i.e. payment is based upon performance at the close of the three year performance period), with vesting of each Berman Annual Stock Grant determined by the following performance measures: (a) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (b) net revenue growth as compared to our peer group (weighted 25%) and (c) EBITDA growth as compared to our peer group (weighted 25%); and (iii) modification of the performance measures for award of his Annual Performance Bonus equal to up to 300% of Base Salary (“Berman Annual Bonus”) provided for under Section 3(d) of his Employment Agreement, effective as of January 1, 2017, so that the performance measures will be based only upon net revenues and EBITDA, with each performance measure weighted 50%, and with the specific performance criteria applicable to each Berman Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year; and (iv) increase Mr. Berman’s base salary to $1,450,000 effective June 1, 2016 subject to annual increases of at least $25,000 per year thereafter.

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

On February 18, 2021, we further amended Mr. Berman’s Employment Agreement as follows: (i) extension of the Term of the Employment Agreement for an additional three years through December 31, 2024; (ii) addition of a performance bonus opportunity for 2022 – 2024 in a range between twenty-five percent (25%) and three hundred percent (300%) of Base Salary, based upon the level of EBITDA achieved by the Company for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; and (iii) modification of the Annual Restricted Stock Grant provided for under section 3(b) of the Employment Agreement, effective as of January 2022, so that the number of shares of Restricted Stock granted pursuant to such Annual Restricted Stock Grant equal the lesser of (a) $3,500,000 in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 2.25% of outstanding shares of Common Stock, which shall vest in three equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Mr. Berman (and no cash substitute shall be provided to Mr. Berman) to the extent shares are not available for grant under the Plan as of such date; and, provided, further, that the Company shall not be obligated to amend the Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the Plan. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Employment Agreement, as amended by the fifth amendment.

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

On February 18, 2021, we amended the Kimble Employment Agreement as follows: (i) changing Mr. Kimble’s status from an “employee at will” by providing for a term extending through December 31, 2024; (ii) increase in annual salary to $520,000 effective immediately and annual increases of at least 4% commencing January 1, 2022; (iii) modification of the cash performance bonus opportunity for 2021 – 2024 to provide for a range between twenty-five percent (25%) and one hundred twenty five percent (125%) of Base Salary, based upon the level of EBITDA achieved by the Company for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; (iv) modification of the provision of the Kimble Employment Agreement captioned “Restricted Stock Awards”, effective as of January 2022, to provide for the annual grant of a number of shares of Restricted Stock equal to the lesser of (a) his Base Salary in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 1.05% of outstanding shares of Common Stock, which shall vest in three equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Mr. Kimble (and no cash substitute shall be provided to Mr. Kimble) to the extent shares are not available for grant under the Plan as of such date; and, provided, further, that the Company shall not be obligated to amend the Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the Plan; and (v) as described above, inasmuch as this first amendment changes Mr. Kimble’s status as an employee at will, the Kimble Employment Agreement has also been revised to include provisions regarding minimum stock ownership requirements, “clawback” provisions and termination provisions for “Cause” and “Good Reason”, all of which new provisions, are similar to the provisions in the employment agreements of the Company’s other executive officers . All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Kimble Employment Agreement, as amended by the first amendment.

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

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. The Compensation Committee annually reviews the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison utilized by the Compensation Committee includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation. In 2018, after consultation with WTW, the Compensation Committee determined to continue using the performance criteria presented in WTW’s 2017 report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. The Compensation Committee did not consult with, or retain, a compensation consultant in 2020.

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

The employment agreements in effect during 2019 for Messrs. Berman, McGrath, Novak and Kimble provided for an incentive bonus award (payable in cash and restricted stock for Messrs. Berman and McGrath, and in cash and restricted stock units for Messrs. Novak and Kimble) based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year. The employment agreements for Messrs. Berman and McGrath mandated that the specific criteria to be used is growth in net sales, EBITDA and total shareholder return, and the Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 300% of base salary for Mr. Berman and 125% for Messrs. McGrath, Novak and Kimble, although the Compensation Committee has the ability to increase the maximum in its discretion. The employment agreements for Messrs. Novak and Kimble provide for their criteria to be similar to Mr. McGrath’s. Commencing in 2012, the Committee is required to meet to establish criteria for earning the annual performance bonus (and with respect to Mr. Berman, any additional annual performance bonus) during the first quarter of the year. As described elsewhere herein, Mr. Berman’s employment agreement was further amended in 2016, 2019 and 2021, Mr. McGrath’s employment agreement was further amended in 2011 and 2019 and Mr. Kimble’s employment agreement was amended in 2021.

The employment agreements in effect on January 1, 2017 for Messrs. Berman, McGrath and our chief executive officers contemplated that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted. The Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of the executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals. As part of this review, the Committee, with information from WTW, collects information about the total compensation packages in and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data. Based upon our philosophy of executive compensation described above, the Committee did not approve discretionary bonuses for 2018, approved discretionary bonuses of $750,000 and $138,000 to Messrs. Berman and McGrath, respectively, for 2019. Mr. Kimble received a $100,000 discretionary bonus for 2020.

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

Mr. Berman’s 2010 amended and restated employment provided for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which was one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement. As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus changed to $3,500,000 of restricted stock, part of which vests over four years and part of which are subject to performance milestones with cliff vesting spread out over three years. Mr. McGrath’s amended employment agreement provides for annual grants of $75,000 of restricted stock which vests in equal installments over three years subject to meeting certain EPS milestones. As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangement”), it was changed to $1,000,000 of restricted stock effective January 1, 2017 subject in part to time vesting over four years and in part to performance milestones with cliff vesting spread over three years. Mr. Novak’s employment agreement provided for annual grants of $750,000 of RSUs subject in part to time vesting over three years and in part to performance milestones with cliff vesting spread over three years. Mr. Kimble’s employment agreement provided for a grant of $250,000 of RSU for the initial year and annual grants of $500,000 of RSUs thereafter subject in part to time vesting over three years and in part to performance milestones with cliff vesting spread over three years. The milestone targets for each of these employment agreements are established by the Compensation Committee during the first quarter of each year. The Company did not meet the vesting requirements contained in any of the employment agreements for 2017, so both Messrs. Berman and McGrath forfeited their stock awards for that year. As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), the employment agreements for Messrs. Berman and McGrath also provide for an annual performance bonus based upon net revenue and EBITDA criteria. Commencing in 2012 for Mr. Berman and 2017 for Mr. McGrath, the criteria for earning such bonus are to be established by the Compensation Committee. This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock. Messrs. Berman and McGrath earned 75% of the bonus based upon EBITDA criteria in 2020. Messrs. Berman and McGrath did not earn this bonus for 2019 or 2018.

Mr. Berman’s and McGrath's employment agreement also provide for an additional bonus solely in the discretion of the Compensation Committee. After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, Mr. Berman and McGrath were awarded $762,500 and $200,000 of discretionary bonus, respectively, for 2019. Mr. Kimble received a $100,000 discretionary bonus for 2020.

Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee. Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan. In 2018 - 2020, the named executive officers were granted the following perquisites: automobile allowance and 401(k) plan matching contribution for Messrs. Berman, McGrath, Kimble, Novak and Bennett; and a life insurance benefit for Mr. Berman. We value perquisites at their incremental cost in accordance with SEC regulations.

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

Impact of Shareholder Advisory Vote

At our 2020 annual meeting, our shareholders approved our current executive compensation with over 86% of all shares actually voting on the issue affirmatively giving their approval. Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Pay Ratio Disclosure Rule

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”), the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer ("PEO"). Our PEO is Mr. Berman. Our calculation of the ratio of the median employee compensation to our PEO’s compensation for the year ended December 31, 2020 is set forth below.

Median Employee total annual compensation (excluding Mr. Berman)	$75,352
Mr. Berman’s total annual compensation	$3,430,037
Ratio of PEO to Median Employee Compensation	2.2%

Mr. Berman’s total annual compensation used in the calculation above represents the gross amount reported on Form W-2 for 2020. This amount significantly differs from the 2020 amount of $3.5 million shown on the Summary Compensation Table. The Summary Compensation table includes $0.5 million of restricted stock awards granted on January 1, 2020, none of which were earned and vested as of December 31, 2020. The total amount of compensation earned by Mr. Berman in 2020 related to vested restricted stock awards and included in his total annual compensation above approximated $ 368,455.

In determining the median employee, a listing was prepared of all employees that received compensation for the year ended December 31, 2020. The median amount was selected from the annualized list. As of December 31, 2020, the Company employed 476 persons, of which 195 are based outside of the United States.

Summary Compensation Table– 2018-2020

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Stephen G. Berman	2020	1,617,188	1,320,000	544,001	—	—	—	24,208	3,505,397
Chief Executive Officer,	2019	1,569,902	762,500	1,531,251	—	—	—	52,094	3,915,747
President and Secretary	2018	1,500,000	—	1,925,000	—	—	—	39,027	3,464,027

John J. McGrath	2020	689,063	260,800	181,334	—	—	—	22,196	1,153,393
Chief Operating Officer	2019	710,656	200,000	437,501	—	—	—	36,882	1,385,039
	2018	705,000	—	550,000	—	—	—	28,150	1,283,150

Joel M. Bennett (3)	2020	—	—	—	—	—	—	—	—
Former Executive Vice President	2019	126,250	—	—	—	—	—	—	126,250
and Chief Financial Officer	2018	682,071	—	—	—	—	—	28,250	710,321

Brent T. Novak (4)	2020	—	—	—	—	—	—	—	—
Former Executive Vice President	2019	507,923	250,000	449,999	—	—	—	29,900	1,237,822
and Chief Financial Officer	2018	378,750	—	525,000	—	—	—	9,000	912,750

John L. Kimble (5)	2020	468,750	280,000	499,998	—	—	—	20,796	1,269,544
Executive Vice President	2019	57,048	—	396,875	—	—	—	2,595	456,518
and Chief Financial Officer	2018	—	—	—	—	—	—	—	—

(1)

For Mr. Berman, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled the lesser of (a) $3.5 million in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 1.5% of outstanding shares of Common Stock in 2020, and $3.5 million in 2019 and 2018, respectively. For Mr. McGrath, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled the lesser of (a) $1.0 million in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 0.5% of outstanding shares of Common Stock in 2020, and $1.0 million in 2019 and 2018, respectively. For Mr. Bennett, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled $750,000 in 2018. For Mr. Novak, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled $750,000 in 2019 and 2018. The 2019 award granted to Mr. Novak was forfeited in the same year due to his departure. For Mr. Kimble the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled $500,000 in 2020 and 2019 respectively. The awards to Mr. Berman and Mr. McGrath are capped at the amount of available shares in the Plan.

(2)

Represents automobile allowances paid in the amount of $21,463, $24,079 and $17,291 for Mr. Berman for 2020, 2019 and 2018, respectively, $8,400, $14,000 and $14,000 for Mr. McGrath for 2020, 2019 and 2018, respectively, $7,000 and $1,500 for Mr. Kimble for 2020 and 2019, respectively, $11,000 and $9,000 for Mr. Novak for 2019 and 2018, respectively, and $14,500 for Mr. Bennett for 2018. The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of nil, $14,000 and $13,750, respectively, for 2020, 2019 and 2018, for Mr. Berman. The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of nil, $9,344 and $13,750, respectively, for 2020, 2019 and 2018, for Mr. McGrath, and includes $2,745, $14,015 and $7,985 related to a life insurance policy for Mr. Berman in 2020, 2019 and 2018, respectively. See “Employee Pension Plan.”

(3)

Mr. Bennett’s employment terminated in March 2018. Compensation in 2019 consists of severance pay of $126,250. Compensation in 2018 consists of $105,208 of salary, vacation and personal day payout of $71,863 and severance pay of $505,000.

(4)	Mr. Novak's employment terminated in December 2019. Compensation in 2019 consists of $472,628 of salary, vacation and personal day payout of $41,933.
(5)	Mr. Kimble commenced employment on November 20, 2019.

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2020 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

Option Awards						Stock Awards / Units
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	393,050	1,957,389	—	—

John J. McGrath	—	—	—	—	—	114,817	571,789	—	—

John L. Kimble	—	—	—	—	—	125,691	625,941	—	—

(1) The product of (x) $4.98 (the closing sale price of the common stock on December 31, 2020) multiplied by (y) the number of unvested restricted shares or units outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2020 by the Named Executive Officers:

Options Exercises And Stock Vested-2020

	Option Awards		Stock Awards / Units
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stephen G. Berman	—	—	73,987	368,455

John J. McGrath	—	—	21,140	105,277

John L. Kimble	—	—	33,684	167,746

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2020. The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2020.

Stephen G. Berman

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death (4)	Upon “Disability” (5)	Termination Without “Cause”	Termination For “Cause” (6)	Involuntary Termination In Connection with Change of Control (7)
Base Salary	$—	$1,766,020	$—	$—	$1,766,020	$—	$8,044,013	(8)
Restricted Stock (1)	—	1,957,389	—	—	1,957,389	—	1,957,389
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $4.98 (the closing sale price of the common stock on December 31, 2020) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2020, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

(8) Under the terms of Mr. Berman’s employment agreement (see “Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason,” then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in section 280(G) of the Code (which was $2,674,286 in 2020) and continued health care coverage.

John J. McGrath

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (5)	Involuntary Termination In Connection with Change of Control (6)
Base Salary	$—	$—	$—	$—	$777,593	$—	$1,555,185
Restricted Stock (1)	—	—	—	—	571,789	—	571,789
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $4.98 (the closing sale price of the common stock on December 31, 2020) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2020, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

John L. Kimble

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability”	Termination Without “Cause”	Termination For “Cause” (4)	Involuntary Termination In Connection with Change of Control (5)
Base Salary	$—	$1,095,185	$—	$—	$1,095,185	$—	$1,095,185
Restricted Stock Units (1)	—	625,941	—	—	625,941	—	625,941
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $4.98 (the closing sale price of the common stock on December 31, 2020) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2020, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

Compensation of Directors

Analogous to our executive compensation philosophy, it is our desire to similarly compensate our non-employee Directors for their services in a way that will serve to attract and retain highly qualified members of the Board. As changes in securities laws require greater involvement by, and places additional burdens on, a company’s Directors, it becomes even more necessary to locate and retain highly qualified Directors. As such, after consulting with Lipis Consulting Inc., the Compensation Committee developed and the Board approved a structure for the compensation package of our non- employee Directors so that the total compensation package of our non-employee Directors would be at approximately the median total compensation package for non-employee Directors in our peer group.

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

In February 2010 our Board determined the terms for the minimum shareholding requirements. Pursuant to the new minimum shareholding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years. To illustrate: if an average Director wishes to sell shares in 2021, he will have to hold shares with a market value of at least $215,844 prior to and following any sale of shares calculated as of the date of the sale, such $215,844 minimum calculated by taking the average cash stipend of $107,922 paid during the prior two years multiplied by two.

The following table sets forth the compensation we paid to our non-employee Directors for our fiscal year ended December 31, 2020:

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Shoghi	2020	130,000	—	—	—	—	—	130,000
Zhao Xiaoqiang	2020	100,000	—	—	—	—	—	100,000
Andrew Axelrod	2020	120,000	—	—	—	—	—	120,000
Carole Levine	2020	105,000						105,000
Joshua Cascade	2020	100,000	—	—	—	—	—	100,000

Employment Agreements and Termination of Employment Arrangements

We entered into an amended and restated employment agreement with Mr. Berman on November 11, 2010. We entered into an amended employment agreement with Mr. McGrath on August 23, 2011 when he became our Chief Operating Officer. We entered into a new employment agreement with Mr. Novak on April 1, 2018 when he became our Chief Financial Officer. We entered into a new employment agreement with Mr. Kimble on November 20, 2019 when he became our Chief Financial Officer.

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

On February 18, 2021, we further amended Mr. Berman’s Employment Agreement as follows: (i) to extend the Term of the Employment Agreement for an additional three years through December 31, 2024; (ii) addition of a performance bonus opportunity for 2022 – 2024 in a range between twenty-five percent (25%) and three hundred percent (300%) of Base Salary, based upon the level of EBITDA achieved by the Company for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; and (iii) modification of the Annual Restricted Stock Grant provided for under section 3(b) of the Employment Agreement, effective as of January 2022, so that the number of shares of Restricted Stock granted pursuant to such Annual Restricted Stock Grant equal the lesser of (a) $3,500,000 in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 2.25% of outstanding shares of Common Stock, which shall vest in three equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Mr. Berman (and no cash substitute shall be provided to Mr. Berman) to the extent shares are not available for grant under the Plan as of such date; and, provided, further, that the Company shall not be obligated to amend the Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the Plan. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Employment Agreement, as amended by the fifth amendment.

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

On February 18, 2021, we amended the Kimble Employment Agreement as follows: (i) changing Mr. Kimble’s status from an “employee at will” by providing for a term extending through December 31, 2024; (ii) increase in annual salary to $520,000 effective immediately and annual increases of at least 4% commencing January 1, 2022; (iii) modification of the cash performance bonus opportunity for 2021 – 2024 in a range between twenty-five percent (25%) and one hundred twenty five percent (125%) of Base Salary, based upon the level of EBITDA achieved by the Company for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; (iv) modification of the provision of the Kimble Employment Agreement captioned “Restricted Stock Awards”, effective as of January 2022, to provide for the annual grant of a number of shares of Restricted Stock equal to the lesser of (a) Mr. Kimble’s Base Salary in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 1.05% of outstanding shares of Common Stock, which shall vest in three equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Mr. Kimble (and no cash substitute shall be provided to Mr. Kimble) to the extent shares are not available for grant under the Plan as of such date; and, provided, further, that the Company shall not be obligated to amend the Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the Plan; and (v) as described above, inasmuch as this first amendment changes Mr. Kimble’s status as an employee at will, the Kimble Employment Agreement has also been revised to include provisions regarding minimum stock ownership requirements, “clawback” provisions and termination provisions for “Cause” and “Good Reason”, all of which new provisions, are similar to the provisions in the employment agreements of the Company’s other executive officers. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Kimble Employment Agreement, as amended by the first amendment.

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

Employee Benefits Plan

We sponsor for all of our U.S. employees a defined contribution plan under Section 401(k) of the Internal Revenue Code that provides that employees may defer a portion of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation and further subject to federal limitations. We eliminated the match on March 31, 2019. Company matching contributions, which vested immediately, totaled nil, $1.1 million, and $2.4 million for the year ended December 31, 2020, 2019 and 2018, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 3, 2021 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (3)		Percent of Outstanding Shares (4)
Oasis Management Company Ltd.	177,085	(5)	3.0%
Hong Kong Meisheng Cultural Company Limited	523,954	(6)	8.9
Benefit Street Partners, L.L.C.	236,292	(7)	4.0
Lawrence I. Rosen	522,101	(8)	8.8
Stephen G. Berman	538,241	(9)	9.1
John L. Kimble	33,683	(10)	*
John J. McGrath	160,164	(11)	2.7
Alexander Shoghi	12,564	(12)	*
Zhao Xiaoqiang	9,629	(13)	*
Andrew Axelrod	-		-
Matthew Winkler	-		-
Joshua Cascade	-		-
Carole Levine	-		-
All Directors and executive officers as a group (9 persons)	754,281	(14)	12.8

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 2951 28th Street, Santa Monica, California 90405.
(2)

The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 3, 2021. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)	Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares.
(4)

Based upon 5,900,463 shares outstanding on March 3, 2021. Does not include, unless noted otherwise, any shares of common stock issuable upon the conversion of any outstanding convertible senior notes or Restricted Stock Units (“RSUs”). All share amounts reflect the 1-for-10 Reverse Stock Split, effective July 9, 2020.

(5)

The address of Oasis Management Company Ltd. is c/o Oasis Management (Hong Kong) LLC, 21/F Man Yee Building, 68 Des Voeux Road, Central, Hong Kong. Possesses shared voting and dispositive power of such shares. Does not include 2,101,423 shares of common stock underlying convertible senior notes. If all such notes were currently converted this beneficial owner would own 28.5% of the outstanding stock. Information presented in this Item with respect to this beneficial owner was extracted from the Schedule 13D/A filed on May 16, 2019.

(6)

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

(7)

The address of Benefit Street Partners, L.L.C. is c/o Benefit Street Partners L.L.C., 9 West 57th Street, Suite 4920, New York, NY 10019. Possesses shared voting and dispositive power with respect to all of such shares. Does not include 1,952,072 shares of common stock underlying convertible senior notes. If all such notes were currently converted this beneficial owner would own 27.9% of the outstanding stock. Information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D filed on March 3, 2021.

(8)

The address of Mr. Rosen is 1578 Sussex Turnpike (Bldg. 5), Randolph, NJ 07869. Possesses shared voting and dispositive power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on March 3, 2021.

(9)

All of such shares were issued pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as amended to date) and all of such shares are subject to the terms of Restricted Stock Award Agreements with Mr. Berman (the “Berman Agreements”). The Berman Agreements provide that Mr. Berman will forfeit his rights to up to 232,222 shares unless certain performance conditions are met, as described in the Berman Agreements, whereupon the forfeited shares will become authorized but unissued shares of our common stock and 160,828 shares are subject to vesting over time. Unvested shares have no voting rights and may not be sold, mortgaged, pledged, transferred or otherwise encumbered prior to vesting. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(10)

Does not include 125,691 shares underlying currently unvested restricted stock units (“RSUs”) which will vest pursuant to the terms of Mr. Kimble’s November 18, 2019 Employment Agreement, which RSUs are further subject to the terms of our Restricted Stock Unit Award Agreements with Mr. Kimble. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(11)

All of such shares were issued pursuant to the terms of Mr. McGrath’s March 4, 2010 Employment Agreement (as amended to date) and all of such shares are subject to the terms of Restricted Stock Award Agreements with Mr. McGrath (the “McGrath Agreements”). The McGrath Agreements provide that Mr. McGrath will forfeit his rights to up to 66,351shares unless certain performance conditions are met, as described in the McGrath Agreements, whereupon the forfeited shares will become authorized but unissued shares of our common stock and 48,466 shares are subject to vesting over time. Unvested shares have no voting rights and may not be sold, mortgaged, pledged, transferred or otherwise encumbered prior to vesting. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(12)

Consists of 12,564 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors. Does not include the 2,325,227 shares (including shares underlying convertible senior notes) owned by Oasis Management Company Ltd. reported above, of which entity Alex Shoghi is a portfolio manager.

(13)

Consists of 9,629 shares of common stock issued pursuant to our 2002 Plan. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors. Does not include the 523,954 shares owned by Hong Kong Meisheng Cultural Company Limited reported above, of which entity Zhao Xiaoqiang is executive director.

(14)

Does not include any shares underlying RSUs. Does not include the 523,954 shares owned by Hong Kong Meisheng Cultural Company Limited reported above, of which entity Zhao Xiaoqiang is executive director, or the 2,278,508 shares reported above as owned by Oasis Management Company Ltd, of which entity Alex Shoghi is a portfolio manager, or the 2,188,364 shares reported above as owned by Benefit Street Partners, L.L.C., of which entity Matthew Winkler is a managing director.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)  Transactions with Related Persons

A former director of the Company, who resigned on August 9, 2019 is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $1.5 million in 2019 and $1.3 million in 2018. As of December 31, 2019, legal fees and reimbursable expenses of $0.1 million was payable to this law firm.

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

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) from the joint venture for the year ended December 31, 2020, 2019 and 2018 was $130,000, $169,000 and ($57,000), respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited (“Meisheng”), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the loss from the joint venture for the years ended December 31, 2020, 2019, and 2018 was nil. As of December 31, 2020, Meisheng beneficially owns 9.2% of the Company’s outstanding common stock.

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

Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the year ended December 31, 2020, 2019 and 2018, the Company made inventory-related payments to Meisheng of approximately $64.8 million, $94.3 million, and $36.2 million respectively. As of December 31, 2020 and 2019, amounts due to Meisheng for inventory received by the Company, but not paid totaled $10.1 million and $18.1 million, respectively.

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

A director of the Company is a director at Benefit Street Partners. As of December 31, 2020, Benefit Street Partners held $61.1 million in principal amount (including $2.3 million in payment-in-kind interest) of the New Term Loan. On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd. The transaction closed on February 8, 2021 (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 10 - Debt”).

A director of the Company is the managing Partner and portfolio manager at Axar Capital Management. As of December 31, 2020, Axar Capital Management held $24.3 million in principal amount (including $0.9 million in payment-in-kind interest) of the New Term Loan.

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

The following are the fees of BDO USA, LLP, our principal accountant, for the two years ended December 31, 2020, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2020	2019
Audit Fees	$1,201,087	$1,402,320
Audit Related Fees	25,200	37,500
	$1,226,287	$1,439,820

Audit Fees consist of the aggregate fees for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by our auditors in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees. These fees primarily relate to audits of employee benefit plans.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining our auditors’ independence and determined that such services are appropriate.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2020 and 2019

●	Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

●	Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018

●	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

●	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (28)
3.1.2	Certificate of Amendment to Certificate of Designations of Series A Senior Preferred Stock (31)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (32)
3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (34)
3.2	Amended and Restated By-Laws of the Company (2)
3.2.1	Second Amended and Restated By-Laws of the Company (28)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.2.1	Convertible Senior Note due November 7, 2020 (24)
4.2.2	Convertible Senior Note due November 1, 2020 (25)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.3.2	Eleventh Amendment to Credit Agreement dated as of June 14, 2018 by and among Registrant and its wholly-owned U.S. subsidiaries and Wells Fargo Bank, National Association (27)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its U.S. wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
4.7	Term Loan Agreement dated as of June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries and GACP Finance Co., LLC (27)

4.8	Term Note dated June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries in favor of GACP II L.P. (27)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.4.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)
10.4.5	Amendment Number Three dated August 9, 2019 to Mr. Berman’s Second Amended and Restated Employment Agreement (28)
10.4.6*	Amendment Number Four dated November 18, 2019 to Mr. Berman’s Second Amended and Restated Employment Agreement (30)
10.4.7	Amendment Number Five dated February 18, 2021 to Mr. Berman’s Second Amended and Restated Employment Agreement (36)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.7.3	Letter Agreement dated December 27, 2017 between the Company and Joel M. Bennett (23)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
10.8.4	Fourth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 29, 2016 (22)
10.8.5	Fifth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated February 28, 2018 (33)
10.8.6	Sixth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated December 31, 2019 (29)
10.9	Exchange Agreement dated November 7, 2017 between the Company and Oasis Investments II Master Fund Ltd. (24)
10.10	Exchange Agreement dated July 25, 2018 between the Company and Oasis Investments II Master Fund Ltd. (25)
10.11	Employment Agreement between the Company and Brent T. Novak, dated April 1, 2018 (26)
10.11.1	Correction Letter dated February 28, 2019 with respect to Mr. Novak’s Employment Agreement (33)
10.12*	Letter Agreement dated November 18, 2019 between the Company and John L. Kimble (30)
10.12.1	First Amendment to Employment Agreement between the Company and John L. Kimble dated February 18, 2021 (36)
10.13*	Transaction Agreement, dated as of August 7, 2019, by and among the Company, certain of the Company’s affiliates and subsidiaries, certain holders of the Company’s 4.875% Convertible Senior Notes due 2020 and Oasis Investments II Master Fund Ltd. (28)

10.14*

Amended and Restated Credit Agreement, dated as of August 9, 2019, by and among the Company, Disguise, Inc., JAKKS Sales LLC, Maui, Inc., Moose Mountain Marketing, Inc. and Kids Only, Inc., as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as agent (28)

10.14.1	Consent and Amendment No. 3 to Amended and Restated Credit Agreement (35)
10.15*

First Lien Term Loan Facility Credit Agreement, dated as of August 9, 2019, by and among the Company, the financial institutions party thereto, as lenders, and Cortland Capital Market Services LLC, as agent (28)

10.15.1	Amendment No. 2 to First Lien Term Loan Facility Credit Agreement (35)
10.16	Amended and Restated Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $21,550,000 (28)
10.17	Amended and Restated Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $8,000,000 (28)
10.18	Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $8,000,000 (28)
10.19*	Amended and Restated Registration Rights Agreement, dated as of August 9, 2019, by and between JAKKS Pacific, Inc. and Oasis Investments II Master Fund Ltd. (28)
14	Code of Ethics (18)
21	Subsidiaries of the Company (**)
23.1	Consent of BDO USA, LLP (**)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (**)
31.2	Rule 13a-14(a)/15d-14(a) Certification of John L. Kimble (**)
32.1	Section 1350 Certification of Stephen G. Berman (**)
32.2	Section 1350 Certification of John L. Kimble (**)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 30, 2016 and incorporated herein by reference.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed December 29, 2017 and incorporated herein by reference.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 11, 2017 and incorporated herein by reference.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 26, 2018 and incorporated herein by reference.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2018 and incorporated herein by reference.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 9, 2019 and incorporated herein by reference.
(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed January 2, 2020 and incorporated herein by reference.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 20, 2019 and incorporated herein by reference.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference.
(32)	Filed previously as an annex to the Company’s Schedule 14A filed October 28, 2019 and incorporated herein by reference.
(33)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, filed March 18, 2019, and incorporated herein by reference.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 9, 2020 and incorporated herein by reference.
(35)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 19, 2020 and incorporated herein by reference.
(36)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 19, 2021 and incorporated herein by reference.

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

Dated: March 19, 2021	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. BERMAN	Director and	March 19, 2021
Stephen G. Berman	Chief Executive Officer

Chief Financial Officer
/s/ JOHN L. KIMBLE	(Principal Financial Officer and	March 19, 2021
John L. Kimble	Principal Accounting Officer)

/s/ CAROLE LEVINE	Director	March 19, 2021
Carole Levine

/s/ JOSHUA CASCADE	Director	March 19, 2021
Joshua Cascade

/s/ MATTHEW WINKLER	Director	March 19, 2021
Matthew Winkler

/s/ ALEXANDER SHOGHI	Director	March 19, 2021
Alexander Shoghi

/s/ ANDREW AXELROD	Director	March 19, 2021
Andrew Axelrod

/s/ ZHAO XIAOQIANG	Director	March 19, 2021
Zhao Xiaoqiang