Form 10-Q
period 2021-03-31
JAKKS PACIFIC INC
filed 2021-05-12
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 0-28104

JAKKS Pacific, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 6,395,813 as of May 10, 2021.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2021

ITEMS IN FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

Assets	March 31, 2021	December 31, 2020
	(Unaudited)
Current assets
Cash and cash equivalents	$80,406	$87,953
Restricted cash	3,653	4,740
Accounts receivable, net of allowance for doubtful accounts of $3,890 and $4,566 at March 31, 2021 and December 31, 2020, respectively	79,657	102,254
Inventory	36,653	38,642
Prepaid expenses and other assets	23,480	17,239
Total current assets	223,849	250,828
Property and equipment
Office furniture and equipment	11,922	11,795
Molds and tooling	96,262	95,367
Leasehold improvements	6,884	6,883
Total	115,068	114,045
Less accumulated depreciation and amortization	102,043	100,534
Property and equipment, net	13,025	13,511
Operating lease right-of-use assets, net	22,283	24,393
Other long term assets	2,088	3,223
Intangible assets, net	1,777	2,031
Goodwill	35,083	35,083
Trademarks	300	300
Total assets	$298,405	$329,369
Liabilities, Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$31,307	$40,495
Accrued expenses	28,233	39,304
Reserve for sales returns and allowances	39,499	42,108
Income taxes payable	175	484
Short term operating lease liabilities	10,109	9,925
Short term debt, net	6,721	5,950
Total current liabilities	116,044	138,266
Long term operating lease liabilities	14,475	16,883
Debt, non-current portion, net of issuance costs and debt discounts	154,960	150,410
Other liabilities	15,438	8,062
Income taxes payable	947	947
Deferred income taxes, net	123	123
Total liabilities	301,987	314,691

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	2,066	1,740

Stockholders' Equity (Deficit)*
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,218,728 and 5,694,772 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively*	6	6
Additional paid-in capital *	227,113	221,590
Accumulated deficit	(221,509)	(197,423)
Accumulated other comprehensive loss	(12,504)	(12,446)
Total JAKKS Pacific, Inc. stockholders' equity (deficit)*	(6,894)	11,727
Non-controlling interests	1,246	1,211
Total stockholders' equity (deficit)*	(5,648)	12,938
Total liabilities, preferred stock and stockholders' equity (deficit)	$298,405	$329,369

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended March 31,
	(Unaudited)
	2021	2020
Net sales	$83,843	$66,557
Cost of sales	57,749	50,207
Gross profit	26,094	16,350
Selling, general and administrative expenses	28,817	32,336
Loss from operations	(2,723)	(15,986)
Income from joint ventures	—	2
Other income (expense), net	55	38
Change in fair value of preferred stock derivative liability	(7,375)	2,082
Change in fair value of convertible senior notes	(9,047)	7,675
Interest income	2	14
Interest expense	(4,875)	(5,547)
Loss before provision for income taxes	(23,963)	(11,722)
Provision for income taxes	88	276
Net loss	(24,051)	(11,998)
Net income attributable to non-controlling interests	35	40
Net loss attributable to JAKKS Pacific, Inc.	$(24,086)	$(12,038)
Net loss attributable to common stockholders	$(24,412)	$(12,345)
Loss per share – basic and diluted*	$(4.54)	$(4.09)
Shares used in loss per share – basic and diluted*	5,379	3,021
Comprehensive loss	$(24,109)	$(13,632)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(24,144)	$(13,672)

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

Three Months Ended March 31, 2021 (Unaudited)
	Common Stock*	Additional Paid-in Capital*	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity (Deficit)*	Non- Controlling Interests	Total Stockholders' Equity (Deficit)*

Balance, December 31, 2020	$6	$221,590	$(197,423)	$(12,446)	$11,727	$1,211	$12,938
Stock-based compensation expense	—	382	—	—	382	—	382
Repurchase of common stock for employee tax withholding	—	(164)	—	—	(164)	—	(164)
Conversion of convertible senior notes	—	5,631	—	—	5,631	—	5,631
Preferred stock accrued dividends	—	(326)	—	—	(326)	—	(326)
Net income (loss)	—	—	(24,086)	—	(24,086)	35	(24,051)
Foreign currency translation adjustment	—	—	—	(58)	(58)	—	(58)
Balance, March 31, 2021	$6	$227,113	$(221,509)	$(12,504)	$(6,894)	$1,246	$(5,648)

Three Months Ended March 31, 2020 (Unaudited)
	Common Stock*	Additional Paid-in Capital*	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity (Deficit)*	Non- Controlling Interests	Total Stockholders' Equity (Deficit)*
Balance, December 31, 2019	$4	$200,507	$(183,149)	$(14,422)	$2,940	$1,081	$4,021
Stock-based compensation expense	—	252	—	—	252	—	252
Repurchase of common stock for employee tax withholding	—	(172)	—	—	(172)	—	(172)
Preferred stock accrued dividends	—	(307)	—	—	(307)	—	(307)
Net income (loss)	—	—	(12,038)	—	(12,038)	40	(11,998)
Foreign currency translation adjustment	—	—	—	(1,634)	(1,634)	—	(1,634)
Balance, March 31, 2020	$4	$200,280	$(195,187)	$(16,056)	$(10,959)	$1,121	$(9,838)

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, (Unaudited)
	2021	2020
Cash flows from operating activities
Net loss	$(24,051)	$(11,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(772)	(225)
Depreciation and amortization	1,793	1,882
Payment-in-kind interest	925	1,155
Amortization of debt discount	719	693
Amortization of debt issuance costs	351	351
Share-based compensation expense	382	252
Gain on disposal of property and equipment	(55)	—
Change in fair value of convertible senior notes	9,047	(7,675)
Change in fair value of preferred stock derivative liability	7,375	(2,082)
Changes in operating assets and liabilities:
Accounts receivable	23,369	53,406
Inventory	1,989	6,026
Prepaid expenses and other assets	(5,196)	4,242
Accounts payable	(8,735)	(38,452)
Accrued expenses	(11,071)	(17,459)
Reserve for sales returns and allowances	(2,609)	(6,622)
Income taxes payable	(309)	(2,239)
Other liabilities	(113)	(122)
Total adjustments	17,090	(6,869)
Net cash used in operating activities	(6,961)	(18,867)
Cash flows from investing activities
Purchases of property and equipment	(1,472)	(1,585)
Proceeds from sale of property and equipment	21	—
Net cash used in investing activities	(1,451)	(1,585)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(164)	(172)
Net cash used in financing activities	(164)	(172)
Net decrease in cash, cash equivalents and restricted cash	(8,576)	(20,624)
Effect of foreign currency translation	(58)	(1,634)
Cash, cash equivalents and restricted cash, beginning of period	92,693	66,286
Cash, cash equivalents and restricted cash, end of period	$84,059	$44,028
Cash paid during the period for:
Income taxes	$484	$2,567
Interest	$5,118	$5,642

As of March 31, 2021, there was $1.7 million of property and equipment purchases included in accounts payable. As of March 31, 2020, there was $2.1 million of property and equipment purchases included in accounts payable.

See Notes 1, 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2020.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax assets for investments. The guidance also reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. This new standard is effective for the Company for fiscal years beginning January 1, 2021, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” The ASUs provide temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in ASU 2020-04 apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. The new standard is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within these fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

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

On April 23, 2020, the Small Business Administration issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the Paycheck Protection Program. Subsequently, on April 28, 2020, the Secretary of the Treasury and Small Business Administrator announced that the government will review all PPP loans of more than $2.0 million for which the borrower applies for forgiveness. If the Company were to be audited and receive an adverse finding in such audit, the Company could be required to return the full amount of the PPP Loan, which could reduce its liquidity, and potentially subject it to fines and penalties.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

On June 12, 2020, the Company received a $6.2 million loan under the Paycheck Protection Program (the “PPP Loan”) within the CARES Act. The PPP Loan matures on June 2, 2022 and is subject to the CARES Act terms which include, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan is subject to events of default and other provisions customary for a loan of this type. The application for the loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. The forgiveness of the loan is also dependent on the Company having initially qualified for the loan.

It remains the Company’s intention to file for forgiveness of this loan. In the absence of knowing whether any funds will be forgiven, the Company accounts for the note as debt under ASC 470 and has reflected $1.7 million as short term debt and $4.5 million as long term debt on its balance sheet related to this loan.

The CARES Act also provided an employee retention credit (“ERC”) which was a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through year end. The Company became eligible for the credit beginning on March 16, 2020.

The CAA extended and expanded the availability of the ERC through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 ("ARP"), enacted on March 11, 2021, extended and expanded the availability of the ERC through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company will qualify for the employee retention credit for quarters where the Company’s operations were partially suspended due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19. During the three months ended March 31, 2021, the Company recorded $1.9 million related to the ERC as an offset within selling, general and administrative expenses on the Company’s condensed consolidated statements of operations and within prepaid expenses and other assets on the Company's condensed consolidated balance sheet (See Note 18 – Prepaid Expense and Other Assets).

As of March 31, 2021 and December 31, 2020, the Company held cash and cash equivalents, including restricted cash, of $84.1 million and $92.7 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $30.5 million and $48.7 million as of March 31, 2021 and December 31, 2020, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of March 31, 2021.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

As of March 31, 2021, the Company had $125.3 million (including $5.5 million in payment-in-kind (“PIK”) interest) of outstanding indebtedness under a First Lien Term Loan Facility Credit Agreement (the “New Term Loan Agreement”) and no outstanding indebtedness under its amended and extended Credit Agreement (the “Amended ABL Credit Agreement” or “Amended Wells Fargo Credit Agreement”) with Wells Fargo. The Company also had the aforementioned PPP Loan of $6.2 million provided under the CARES Act program.

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

On October 16, 2020, the Company reached an agreement (the “Amendment”) with holders of its New Term Loan and Wells Fargo, holder of its revolving credit facility, to amend the New Term Loan Agreement and defer its EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement was reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also required the Company to pre-pay $15.0 million of the New Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. As of March 31, 2021, the Company has classified $5.0 million as short term debt. In connection with the amendment on October 20, 2020, the Company paid $15.0 million of its outstanding principal amount and $0.3 million in related interest and PIK interest.

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

The Company’s unaudited interim condensed consolidated financial statements for the three months ended March 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Cash and cash equivalents, including restricted cash, projected cash flow from operations, and borrowings under the Company’s credit facility are sufficient to meet the Company’s working capital and capital expenditure requirements for the next 12 months.

Note 2 — Business Segments, Geographic Data, and Sales by Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio of products. The Company’s segments are (i) Toys/Consumer Products and (ii) Costumes (formerly known as “Halloween”).

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

The Costumes segment designs, develops, markets and sells a wide range of every-day and special occasion dress-up costumes and related accessories. Halloween, Carnival, Children’s Day, Book Day/Week, and every-day/any-day costume play are all purchase occasions for Disguise innovative and trend-setting product since its inception in 1987.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Sales
Toys/Consumer Products	$79,875	$62,565
Costumes	3,968	3,992
	$83,843	$66,557

	Three Months Ended March 31,
	2021	2020
Income (Loss) from Operations
Toys/Consumer Products	$356	$(12,739)
Costumes	(3,079)	(3,247)
	$(2,723)	$(15,986)

	Three Months Ended March 31,
	2021	2020
Depreciation and Amortization Expense
Toys/Consumer Products	$1,727	$1,824
Costumes	66	58
	$1,793	$1,882

	March 31, 2021	December 31, 2020
Assets
Toys/Consumer Products	$287,246	$315,838
Costumes	11,159	13,531
	$298,405	$329,369

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31, 2021	December 31, 2020
Long-lived Assets
United States	$22,085	$23,607
China	10,568	10,773
Hong Kong	1,573	1,870
United Kingdom	900	1,458
Canada	93	100
Mexico	89	96
	$35,308	$37,904

	Three Months Ended March 31,
	2021	2020
Net Sales by Customer Area
United States	$68,916	$51,918
Europe	7,337	7,618
Latin America	2,455	1,000
Canada	2,101	2,348
Asia	1,415	1,770
Australia & New Zealand	1,188	1,531
Middle East & Africa	431	372
	$83,843	$66,557

Major Customers

Net sales to major customers for the three months ended March 31, 2021 and 2020 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2021		2020
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Target	$22,753	27.1%	$14,615	22.0%
Walmart	21,638	25.8	18,510	27.8
	$44,391	52.9%	$33,125	49.8%

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$128	$135
Finished goods	36,525	38,507
	$36,653	$38,642

As of March 31, 2021 and December 31, 2020, the inventory obsolescence reserve was $10.7 million and $10.8 million, respectively.

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

The Company disaggregates its revenues from contracts with customers by reporting segment: Toys/Consumer Products and Costumes. The Company further disaggregates revenues by major geographic regions (See Note 2 - Business Segments, Geographic Data, and Sales by Major Customers, for further information).

The Company offers various discounts, pricing concessions, and other allowances to customers, all of which are considered in determining the transaction price. Certain discounts and allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenue. Other discounts and allowances can vary and are determined at management’s discretion (variable consideration). Specifically, the Company occasionally grants discretionary credits to facilitate markdowns and sales of slow-moving merchandise, and consequently accrues an allowance based on historic credits and management estimates. Further, while the Company generally does not allow product returns, the Company does make occasional exceptions to this policy and consequently records a sales return allowance based upon historic return amounts and management estimates. These allowances (variable consideration) are estimated using the expected value method and are recorded at the time of sale as a reduction to revenue. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. The variable consideration is not constrained as the Company has sufficient history on the related estimates and does not believe there is a risk of significant revenue reversal.

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

The Company’s reserve for sales returns and allowances amounted to $39.5 million as of March 31, 2021, compared to $42.1 million as of December 31, 2020.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

Note 5 — Debt

Convertible senior notes

Convertible senior notes consist of the following (in thousands):

	March 31, 2021	December 31, 2020
3.25% convertible senior notes due 2023*	$37,708	$34,134

* The amounts presented for the 3.25% convertible senior notes due 2023 within the table represent the fair value as of March 31, 2021 and December 31, 2020 (see Note 16 - Fair Value Measurements). The principal amount of these notes is $20.0 million and $22.9 million as of March 31, 2021 and December 31, 2020, respectively. The accrued, but unpaid, PIK interest is $0.9 million as of March 31, 2021 and December 31, 2020.

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes, which were senior unsecured obligations of the Company, paid interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and matured on August 1, 2018. Excluding the impact of the Reverse Stock Split, the initial conversion rate for the 2018 Notes was 114.3674 shares of the Company’s common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. In 2016, the Company repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. In addition, approximately $0.1 million of the unamortized debt issuance costs were written off and a nominal gain was recognized in conjunction with the retirement of the 2018 Notes. During the first quarter of 2017, the Company exchanged and retired $39.1 million principal amount of the 2018 Notes at par for $24.1 million in cash and approximately 290,000 shares of its common stock. During the second quarter of 2017, the Company exchanged and retired $12.0 million principal amount of the 2018 Notes at par for $11.6 million in cash and 11,240 shares of its common stock, and approximately $0.1 million of the unamortized debt issuance costs were written off and a $0.1 million gain was recognized in conjunction with the exchange and retirement of the 2018 Notes.

In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.6 million face amount of its 2018 Notes, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum, and excluding the impact of the Reverse Stock Split, the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.6 million. On July 26, 2018, the Company closed a transaction with Oasis to exchange $8.0 million face amount of the 2018 Notes with convertible senior notes similar to those issued to Oasis in November 2017. The July 26, 2018 $8.0 million Oasis notes mature on November 1, 2020, accrue interest at an annual rate of 3.25%, and excluding the impact of the Reverse Stock Split, are convertible into shares of the Company’s common stock at a rate of 322.2688 shares per $1,000 principal amount of the new notes. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.5 million. The conversion price for the 3.25% convertible senior notes due 2020 was reset on November 1, 2018 and November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. Excluding the impact of the Reverse Stock Split, the conversion price of the 3.25% convertible senior notes due 2020 reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of the Company's common stock per $1,000 principal amount of notes.

The remaining $13.2 million of 2018 Notes were redeemed at par at maturity on August 1, 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

In August 2019, the Company entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization Transaction”) among Wells Fargo, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the 4.875% convertible senior notes due 2020 (the "Investor Parties") to recapitalize the Company’s balance sheet, including the extension to the Company of incremental liquidity and at least three-year extensions of substantially all of the Company’s outstanding convertible debt obligations and revolving credit facility. The Company’s Term Loan Agreement entered into with Great American Capital Partners (See Note 6 – Credit Facilities) was paid in full and terminated in connection with the Recapitalization Transaction.

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

Excluding the impact of the Reverse Stock Split, the New Oasis Notes provide, among other things, that the initial conversion price is $1.00. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances shall the reset result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and will not be greater than the conversion price in effect immediately before such reset. The Company may trigger a mandatory conversion of the New Oasis Notes if the market price exceeds 150% of the conversion price under certain circumstances. The Company may redeem the New Oasis Notes in cash if a person, entity or group acquires shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owns at least 49% of the Company’s issued and outstanding Common Stock. In connection with the issuance of the New Oasis Notes, the Company recognized a loss on extinguishment of the Existing Oasis Notes of approximately $10.4 million. On February 9, 2020, excluding the impact of the Reverse Stock Split, the conversion price of the New Oasis Notes reset to $1.00 per share ($10.00 per share after the Reverse Stock Split). On August 9, 2020, the conversion price of the New Oasis Notes reset to $5.647. On February 9, 2021, the conversion price of the New Oasis Notes recalculated and remained unchanged at $5.647.

In June 2020, $7.1 million of the New Oasis Notes (including $0.2 million in PIK interest) were converted for 710,100 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $9.5 million. In August 2020, $1.0 million of the New Oasis Notes (including $27,288 in PIK interest) were converted for 177,085 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $1.3 million. In October 2020, $2.0 million of the New Oasis Notes (including $63,225 in PIK interest) were converted for 354,170 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $2.6 million. In November 2020, $4.0 million of the New Oasis Notes (including $138,248 in PIK interest) were converted for 708,340 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $5.4 million. In December 2020, $1.0 million of the New Oasis Notes (including $36,528 in PIK interest) were converted for 177,085 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $1.4 million. In March 2021, $3.0 million of the New Oasis Notes (including $128,230 in PIK interest) were converted for 531,255 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $5.6 million.

A director of the Company is a portfolio manager at Oasis Management.

The Company has elected to measure and present the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a loss of $9.0 million and a gain of $7.7 million for the three months ended March 31, 2021 and 2020 respectively, related to changes in the fair value of the New Oasis Notes. At March 31, 2021 and December 31, 2020, the debt held by Oasis had a fair value of approximately $37.7 million and $34.1 million, respectively (see Note 16 - Fair Value Measurements).

The Company evaluated its credit risk as of March 31, 2021, and determined that there was no change from December 31, 2020.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. Excluding the impact of the Reverse Stock Split, the initial and still current conversion rate for the 2020 Notes is 103.7613 shares of the Company’s common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. Holders of the 2020 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). In January 2016, the Company repurchased and retired an aggregate of $2.0 million principal amount of the 2020 Notes. In addition, approximately $0.1 million of the unamortized debt issuance costs were written off and a $0.1 million gain was recognized in conjunction with the retirement of the 2020 Notes.

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

The remaining $1.9 million principal amount of the 2020 Notes was redeemed at par at maturity on June 1, 2020.

The fair value of the 4.875% convertible senior notes due 2020 as of March 31, 2021 and 2020 was nil and $1.8 million (principal amount $1.9 million), respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.

On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd (see Note 17 – Related Party Transactions). The transaction closed on February 8, 2021.

Term Loan

Term loan consists of the following (in thousands):

	March 31, 2021			December 31, 2020
	Principal Amount**	Debt Discount/ Issuance Costs*	Net Amount	Principal Amount**	Debt Discount/ Issuance Costs*	Net Amount
Term Loan	$119,801	$(7,491)	$112,310	$119,801	$(8,471)	$111,330

* The term loan was valued using the discounted cash flow method to determine the implied debt discount. The debt discount and issuance costs are being amortized over the life of the term loan.

** The amount presented excludes accrued, but unpaid, PIK interest of $5.5 million and $4.7 million as of March 31, 2021 and December 31, 2020, respectively.

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

March 31, 2021

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

On October 16, 2020, the Company reached an agreement (the “Amendment”) with holders of its New Term Loan and Wells Fargo, holder of its revolving credit facility, to amend its New Term Loan Agreement and defer its EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement was reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also required the Company to pre-pay $15.0 million of the New Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. In connection with the amendment, on October 20, 2020, the Company paid $15.0 million of its outstanding principal amount and $0.3 million in related interest and PIK interest. As of March 31, 2021, the Company had $125.3 million (including $5.5 million in PIK interest) outstanding under the New Term Loan Agreement, $5.0 million of which is recorded as short term debt, and $114.8 million is recorded as long term debt on the condensed consolidated balance sheet. As of December 31, 2020, the Company had $124.5 million (including $4.7 million in PIK interest) outstanding under the New Term Loan Agreement, $5.0 million of which is recorded as short term debt, and $114.8 million is recorded as long term debt on the condensed consolidated balance sheet.

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

Amortization expense classified as interest expense related to the $3.8 million of debt issuance costs associated with the issuance of the New Term Loan was $0.3 million for the three months ended March 31, 2021 and 2020.

Amortization expense classified as interest expense related to the $10.1 million debt discount associated with the issuance of the New Term Loan was $0.7 million for the three months ended March 31, 2021 and 2020.

The fair value of the New Term Loan as of March 31, 2021 and December 31, 2020 was $132.5 million and $129.6 million, respectively. The estimated fair value was calculated using a discounted cash flow method and is classified as Level 3 within the fair value hierarchy.

Loan under Paycheck Protection Program

On June 12, 2020, the Company received a $6.2 million PPP Loan under the PPP within the CARES Act. The PPP Loan matures on June 2, 2022, and is subject to the CARES Act terms which include, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan is subject to events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. As of March 31, 2021, the Company has recorded the PPP Loan as a liability and classified $1.7 million as a current liability and $4.5 million as a non-current liability on the condensed consolidated balance sheet. The Company intends to apply for forgiveness of amounts received under the PPP in accordance with the requirements of the CARES Act, as amended. Any loan amounts forgiven will be removed from liabilities recorded. While the Company used the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that it will be eligible for forgiveness of the PPP Loan, in full or in part.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

The carrying value of the PPP Loan is a reasonable approximation of fair value.

Note 6 — Credit Facilities

Wells Fargo

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo Bank pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on September 27, 2019, except that the Credit Facility would mature on June 15, 2018 if the Company did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, the Company entered into a Term Loan Agreement with Great American Capital Partners Finance Co., LLC (“GACP”) to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, the Company revised certain of the Credit Facility documents (and entered into new ones) so that certain of its Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds the Company can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. In August 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company entered into an amended and extended revolving credit facility with Wells Fargo (the “Amended ABL Credit Agreement” or “Amended ABL Facility”). The Amended ABL Credit Agreement amends and restates the Company’s existing Credit Facility, dated as of March 27, 2014, as amended, with GECC and subsequently assigned to Wells Fargo, to, among other things, decrease the borrowing capacity from $75.0 million to $60.0 million and extend the maturity to August 9, 2022.

The obligations under the Amended ABL Credit Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of March 31, 2021, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $10.8 million and the total excess borrowing capacity was $35.0 million. As of December 31, 2020, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $10.8 million and the total excess borrowing capacity was $37.3 million.

The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of March 31, 2021 and December 31, 2020, the Company was in compliance with the financial covenants under the Amended ABL Facility and the previous Credit Facility, as applicable.

Any amounts borrowed under the Amended ABL Facility accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of March 31, 2021 and December 31, 2020, the weighted average interest rate on the credit facility with Wells Fargo was nil.

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

March 31, 2021

As described in Note 5 – Debt, on October 16, 2020, the Company amended its New Term Loan to reduce the amount and defer the calculation of its EBITDA covenant, with Wells Fargo as party to the agreement.

Amortization expense classified as interest expense related to the $1.1 million of debt issuance costs associated with the transaction that closed on August 9, 2019 (i.e., Amended ABL Facility) was $0.1 million for the three months ended March 31, 2021 and 2020.

As of March 31, 2021, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $10.8 million.

Great American Capital Partners

On June 14, 2018, the Company entered into a Term Loan Agreement, Term Note, Guaranty and Security Agreement and other ancillary documents and agreements (the “Term Loan”) with GACP, for itself as a Lender (as defined below) and as the Agent (in such capacity, “Agent”) for the Lenders from time to time party to the Term Loan (collectively, “Lenders”) and the other “Secured Parties” under and as defined therein, with respect to the issuance to the Company by Lenders of a $20.0 million term loan. To secure the Company’s obligations under the Term Loan, the Company granted to Agent, for the benefit of the Secured Parties, a security interest in a substantial amount of the Company’s consolidated assets and a pledge of the majority of the capital stock of various of its subsidiaries. The Term Loan was a secured obligation, second only to the Credit Facility with Wells Fargo, except with respect to certain of the Company’s inventory in which GACP has a priority secured position.

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

Note 7 — Income Taxes

The Company’s income tax expense of $0.1 million for the three months ended March 31, 2021 reflects an effective tax rate of (0.4)%. The Company’s income tax expense of $0.3 million for the three months ended March 31, 2020 reflects an effective tax rate of (2.4)%. The tax expense for the three months ended March 31, 2021 relates to foreign income taxes and discrete items. The tax expense for the three months ended March 31, 2020 relates to foreign income taxes partially offset by discrete items.

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

March 31, 2021

Note 8 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(24,051)	$(11,998)
Net income attributable to non-controlling interests	35	40
Net loss attributable to JAKKS Pacific, Inc.	(24,086)	(12,038)
Preferred stock dividend	326	307
Net loss attributable to common stockholders	$(24,412)	$(12,345)
Weighted average common shares outstanding – basic and diluted	5,379	3,021
Loss per share available to common stockholders – basic and diluted	$(4.54)	$(4.09)

* Net loss attributable to common stockholders was computed by deducting preferred dividends of $326,094 and $307,000 for the three months ended March 31, 2021 and 2020, respectively.

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). For the three months ended March 31, 2021 and 2020, the convertible senior notes interest and related weighted common share equivalent of 3,853,393 and 3,774,766, respectively, were excluded from the diluted earnings per share calculation since they would have been anti-dilutive. Potentially dilutive restricted stock awards and units of 239,707 and 616,338 for each of the three months ended March 31, 2021 and 2020, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.

Note 9 — Common Stock and Preferred Stock

Common Stock

Effective July 9, 2020, the Company completed a Reverse Stock Split of its $0.001 par value common stock reducing the issued and outstanding shares of common stock from 42,395,782 to 4,239,578. All common stock and price per share amounts in this report have been restated to reflect the Reverse Stock Split. The Reverse Stock Split did not cause an adjustment to the par value or the authorized shares of the common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The primary reason for implementing the Reverse Stock Split was to regain compliance with the minimum bid price requirement of Nasdaq. On July 31, 2020, the Company was notified by Nasdaq that it had regained compliance with the Nasdaq listing requirements. On September 11, 2020, the Company received notice from Nasdaq that during the prior 30-day period the Company had not met a listing requirement to maintain a minimum MVPHS of $15.0 million. The Company had until March 10, 2021 to cure this deficiency and/or meet any of Nasdaq’s other alternative continuing qualification criteria. On November 18, 2020, the Company received notice from Nasdaq that based on its Form 10-Q for the period ended September 30, 2020 filed with the Securities and Exchange Commission on November 16, 2020, the Company had regained compliance with the Nasdaq listing requirements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

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

In June 2020, $7.1 million of the New Oasis Notes (including $0.2 million in PIK interest) were converted for 710,100 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $9.5 million.

In August 2020, $1.0 million of the New Oasis Notes (including $27,288 in PIK interest) were converted for 177,085 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $1.3 million.

In October 2020, $2.0 million of the New Oasis Notes (including $63,225 in PIK interest) were converted for 354,170 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $2.6 million.

In November 2020, $4.0 million of the New Oasis Notes (including $138,248 in PIK interest) were converted for 708,340 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $5.4 million.

In December 2020, $1.0 million of the New Oasis Notes (including $36,528 in PIK interest) were converted for 177,085 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $1.4 million.

In January 2021, the Company issued an aggregate of 113,896 shares of restricted stock at a value of approximately $0.6 million to two executive officers, which vest, in four equal annual installments over four years.

During the first quarter of 2021, certain employees, including two executive officers, surrendered an aggregate of 32,846 shares of restricted stock for $163,573 to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 93,352 shares of restricted stock granted in 2018 with a value of approximately $465,000 was forfeited during 2021.

In March 2021, $3.0 million of the New Oasis Notes (including $128,230 in PIK interest) were converted for 531,255 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $5.6 million.

No dividend was declared or paid in the three months ended March 31, 2021 and 2020.

Preferred Stock

On August 9, 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of March 31, 2021 and December 31, 2020, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No dividends have been declared or paid. For the three months ended March 31, 2021 and 2020, the Company recorded $326,094 and $307,000, respectively of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

In addition, the Certificate of Designations provides the holders of Series A Preferred Stock certain board representation rights. The Certificate of Designations provides, among other things, that, for so long as at least 50,000 shares of Series A Preferred Stock remain outstanding, (i) the holders of a majority of the outstanding shares of Series A Preferred Stock have the sole right to nominate two candidates to serve as the Series A Preferred Directors and (ii) the holders of shares of Series A Preferred Stock, voting as a separate class, have the right to elect two individuals to serve as the Series A Preferred Directors. From and after (i) the first annual meeting of stockholders occurring after less than 50,000 shares of Series A Preferred Stock remain outstanding, the holders of Series A Preferred Stock will only have the right to nominate and elect one Series A Preferred Director, and (ii) the time no shares of Series A Preferred Stock remain outstanding, the holders of Series A Preferred Stock will no longer have the right to nominate or elect any Series A Preferred Directors. The Series A Preferred Directors (or Director if less than 50,000 Series A Preferred shares are outstanding) serve for terms ending at the annual meeting of stockholders in 2023 and for successive three-year terms thereafter (until no shares of Series A Preferred Stock remain outstanding), the number of directors elected by the holders of the Company’s Common Stock and the number of Series A Preferred Directors is fixed and cannot be amended without the approval of holders of a majority of the outstanding Common Stock and holders of at least 80% of the outstanding shares of Series A Preferred Stock, each voting as a separate class.

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

March 31, 2021

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

As of March 31, 2021, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $2.1 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $15.4 million. As of December 31, 2020, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $1.7 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $8.1 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2021	2020
Balance, January 1,	$1,740	$483
Preferred stock accrued dividends	326	307
Balance, March 31,	$2,066	$790

Note 10 — Joint Ventures

On December 16, 2009, the Company entered into a joint venture agreement with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company in which it owned fifty percent interest. The joint venture (“Pacific Animation Partners”) was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. The joint venture was terminated on December 2, 2020. For the three months ended March 31, 2021 and 2020 the Company recognized income from Pacific Animation Partners of nil and $2,000, respectively.

As of March 31, 2021 and December 31, 2020, the balance of the investment in Pacific Animation Partners is nil.

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

March 31, 2021

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

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income was $35,000 and $40,000 for the three months ended March 31, 2021 and 2020, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for the three months ended March 31, 2021 and 2020 was nil. As of March 31, 2021, Meisheng beneficially owns more than 8.5% of the Company’s outstanding common stock.

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

Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the three months ended March 31, 2021 and 2020, the Company made inventory-related payments to Meisheng of approximately $7.5 million and $9.0 million, respectively. As of March 31, 2021 and December 31, 2020, amounts due to Meisheng for inventory received by the Company, but not paid totaled $6.0 million and $10.1 million, respectively.

Note 11 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on several factors that occurred during the quarter ended March 31, 2020, the Company determined the fair value of its reporting units should be retested for potential impairment. As a result of the retesting performed, no goodwill impairment was determined to have occurred for the three months ended March 31, 2020. For the three months ended March 31, 2021, there were no events or circumstances that indicated that an impairment loss may have been incurred.

As of March 31, 2021, $35.1 million of goodwill was allocated to the Toys/Consumer Products reporting unit, which had a negative carrying value.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of March 31, 2021 and December 31, 2020 include the following (in thousands, except for weighted useful lives):

		March 31, 2021			December 31, 2020
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(20,130)	$—	$20,130	$(20,130)	$—
Product lines	10.36	33,858	(32,081)	1,777	33,858	(31,827)	2,031
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(58,563)	$1,777	$60,340	$(58,309)	$2,031
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300

Note 13 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Loss	$(24,051)	$(11,998)
Other comprehensive income (loss):
Foreign currency translation adjustment	(58)	(1,634)
Comprehensive loss	(24,109)	(13,632)
Less: Comprehensive income attributable to non-controlling interests	35	40
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(24,144)	$(13,672)

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

A purported class action lawsuit was filed on November 10, 2020 in the United States District Court for the District of Delaware (Brown v. JAKKS Pacific, Inc. et al) alleging that the Proxy Statement issued in connection with the shareholder meeting held in June 2020 contained misstatements regarding the manner in which broker votes would be counted and that such votes were improperly included in approving the Company’s Reverse Stock Split at the meeting. The purported class action seeks damages in an unspecified amount, alleging breach of fiduciary duties by the Company’s directors. The Company intends to vigorously defend the lawsuit. Since the action was recently commenced, however, we cannot assure you of its outcome and cannot estimate the range of any potential damage award. On April 30, 2021, the Company held a Special Meeting of the Shareholders to obtain shareholder ratification of the filing of the Certificate of Amendment to its Certificate of Incorporation effecting the Reverse Stock Split, in accordance with ratification procedures under Delaware law, which approval was obtained. The Company intends to seek settlement and dismissal of the lawsuit.

In the normal course of business, the Company may provide certain indemnifications and/or other commitments of varying scope to a) its licensors, customers and certain other parties, including against third-party claims of intellectual property infringement, and b) its officers, directors and employees, including against third-party claims regarding the periods in which they serve in such capacities with the Company. The duration and amount of such obligations is, in certain cases, indefinite. The Company's director’s and officer’s liability insurance policy may, however, enable it to recover a portion of any future payments related to its officer, director or employee indemnifications. For the past five years, costs related to director and officer indemnifications have not been significant. Other than certain liabilities recorded in the normal course of business related to royalty payments due to the Company's licensors, no liabilities have been recorded for indemnifications and/or other commitments.

Note 15 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”), as amended, provides for the awarding of stock options, restricted stock and restricted stock units to certain key employees, executive officers and non-employee directors. Current awards under the Plan include grants to directors, executive officers and certain key employees of restricted stock awards and units, with vesting contingent upon (a) the completion of specified service periods ranging from one to five years and/or (b) meeting certain financial performance and/or market-based metrics. Unlike the restricted stock awards, the shares for the restricted stock units are not issued until they vest. The Plan is more fully described in Notes 15 and 18 to the Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense recognized for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Share-based compensation expense	$382	$252

Restricted Stock Awards

Restricted stock award activity (including those with performance-based vesting criteria) for the three months ended March 31, 2021 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	507,867	$12.73
Awarded	113,896	4.98
Vested	(97,645)	20.87
Forfeited	(93,352)	12.67
Outstanding, March 31, 2021	430,766	8.85

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

As of March 31, 2021, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.24 years.

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the three months ended March 31, 2021 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	131,517	$6.32
Awarded	—	—
Vested	(5,807)	51.50
Forfeited	—	—
Outstanding, March 31, 2021	125,710	4.24

As of March 31, 2021, there was $0.3 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.44 years.

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

The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements as of March 31, 2021
	Carrying Amount as of March 31, 2021	Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2023	$37,708	$—	$—	$37,708
Preferred stock derivative liability	15,438	—	—	15,438

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

		Fair Value Measurements as of December 31, 2020
	Carrying Amount as of December 31, 2020	Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2023	$34,134	$—	$—	$34,134
Preferred stock derivative liability	8,063	—	—	8,063

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

3.25% convertible senior notes due in 2023	2021	2020
Balance, January 1,	$34,134	$50,753
Conversion of convertible senior notes	(5,631)	—
Change in fair value	9,047	(7,675)
PIK interest	158	667
Balance, March 31,	$37,708	$43,745

Preferred stock derivative liability	2021	2020
Balance, January 1,	$8,063	$5,247
Change in fair value	7,375	(2,082)
Balance, March 31,	$15,438	$3,165

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

Note 17 — Related Party Transactions

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income was $35,000 and $40,000 for the three months ended March 31, 2021 and 2020, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for three months ended March 31, 2021 and 2020 was nil. As of March 31, 2021, Meisheng beneficially owns more than 8.5% of the Company’s outstanding common stock.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

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

Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the three months ended March 31, 2021 and 2020, the Company made inventory-related payments to Meisheng of approximately $7.5 million and $9.0 million, respectively. As of March 31, 2021 and December 31, 2020, amounts due to Meisheng for inventory received by the Company, but not paid totaled $6.0 million and $10.1 million, respectively.

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

A director of the Company is a director at Benefit Street Partners. On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd. The transaction closed on February 8, 2021. As of March 31, 2021, Benefit Street Partners held $90.1 million in principal amount (including $3.9 million in PIK interest) of the New Term Loan.

A director of the Company is the managing Partner and portfolio manager at Axar Capital Management. As of March 31, 2021, Axar Capital Management held nil in principal amount of the New Term Loan.

Note 18 — Prepaid Expense and Other Assets

Prepaid expenses and other assets as of March 31, 2021 and December 31, 2020 consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Royalty advances	$15,128	$13,518
Prepaid expenses	5,047	2,490
Employee retention credit	2,200	300
Income taxes receivable	983	927
Other assets	122	4
Prepaid expenses and other assets	$23,480	$17,239

Note 19 — Subsequent Events

On May 4, 2021, $1.0 million of the New Oasis Notes (including $46,539 in PIK interest) were converted for 177,085 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.

Effective July 9, 2020, we completed a 1 for 10 reverse stock split of our $0.001 par value common stock reducing the issued and outstanding shares of common stock from 42,395,782 to 4,239,578 (“Reverse Stock Split”). All common stock and price per share amounts in this report have been restated to reflect the Reverse Stock Split. The Reverse Stock Split did not cause an adjustment to the par value or the authorized shares of the common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The primary reason for implementing the Reverse Stock Split was to regain compliance with the minimum bid price requirement of The NASDAQ Stock Market LLC (“Nasdaq”). On July 31, 2020, we were notified by Nasdaq that we had regained compliance with the Nasdaq listing requirements.

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

•	We identified expense reductions that we intend to implement throughout the remainder of fiscal 2021, as necessary;

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

Each of the remedial measures taken by us has had, and we expect will continue to have, adverse impacts on our current business, financial condition and results of operations, and may create additional risks for us. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, and relationships with our licensors. We expect to continue to assess the evolving impact of the COVID-19 pandemic on our customers, consumers, employees, supply chain, and operations, and intend to make adjustments to our responses accordingly. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business, financial condition, and results of operations will depend on how the COVID-19 pandemic and its impact continues to develop in the United States and elsewhere in the world, which remains highly uncertain and cannot be predicted at this time.

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

Critical Accounting Policies and Estimates

The accompanying condensed consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

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

We disaggregate our revenues from contracts with customers by reporting segment: Toys/Consumer Products and Costumes. We further disaggregate revenues by major geographic region. See Note 2 to the Condensed Consolidated Financial Statements for further information.

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

Our reserve for sales returns and allowances amounted to $39.5 million as of March 31, 2021 and $42.1 million as of December 31, 2020.

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

Based on several factors that occurred during the quarter ended March 31, 2020, we determined the fair value of our reporting units should be retested for potential impairment. As a result of the retesting performed, no goodwill impairment was determined to have occurred for the three-month period ended March 31, 2020. No goodwill impairment was determined to have occurred for the three-month period ended March 31, 2021.

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

Discrete Items for Income Taxes. The discrete expense recorded in the three months ended March 31, 2021 is $22,000 which is primarily related to excess tax deficiencies fully offset by valuation allowance, state income taxes, and foreign return-to-provision adjustments. For the comparable period in 2020, a discrete tax benefit of $20,000 was recorded related to excess tax deficiencies fully offset by valuation allowance and change in uncertain tax positions.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of March 31, 2021 and December 31, 2020, our income tax reserves were approximately $1.0 million. The $1.0 million balance primarily relates to the potential tax settlements in Hong Kong. Our income tax reserves are included in income tax payable on the Condensed Consolidated Balance Sheets and within provision for income taxes on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	68.9	75.4
Gross profit	31.1	24.6
Selling, general and administrative expenses	34.4	48.6
Loss from operations	(3.3)	(24.0)
Income from joint ventures	—	—
Other income (expense), net	0.1	0.1
Change in fair value of preferred stock derivative liability	(8.8)	3.1
Change in fair value of convertible senior notes	(10.8)	11.5
Interest income	—	—
Interest expense	(5.8)	(8.3)
Loss before provision for income taxes	(28.6)	(17.6)
Provision for income taxes	0.1	0.4
Net loss	(28.7)	(18.0)
Net income attributable to non-controlling interests	—	0.1
Net loss attributable to JAKKS Pacific, Inc.	(28.7)%	(18.1)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Sales
Toys/Consumer Products	$79,875	$62,565
Costumes	3,968	3,992
	83,843	66,557
Cost of Sales
Toys/Consumer Products	54,192	47,436
Costumes	3,557	2,771
	57,749	50,207
Gross Profit
Toys/Consumer Products	25,683	15,129
Costumes	411	1,221
	$26,094	$16,350

Comparison of the Three Months Ended March 31, 2021 and 2020

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $79.9 million for the three months ended March 31, 2021 compared to $62.6 million for the prior year period, representing an increase of $17.3 million, or 27.6%. Double-digit sales growth was seen across all three divisions: Boys, Girls, and Seasonal/Outdoor. Sales from Boys’ toys increased in the quarter led by video game related toys like Nintendo®, Sonic the Hedgehog®, and Apex Legends®. Girls’ toys saw increases from Disney Princess® and Disney Raya®, with positive contributions from Perfectly Cute®. Seasonal grew over the prior year period with the help of Redo Skateboards® and activity tables.

Costumes. Net sales of our Costumes segment were $4.0 million for the three months ended March 2021 compared to $4.0 million for the prior year period. Sales for the quarter were flat, in line with the seasonal nature of the costume business.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $54.2 million, or 67.8% of related net sales for the three months ended March 31, 2021 compared to $47.4 million, or 75.7% of related net sales for the prior year period, representing an increase of $6.8 million, or 14.3%. The increase in dollars is due to higher overall sales in 2021. The decrease as a percentage of net sales, year over year, is due to lower average manufacturing costs resulting from a focused effort to design and develop our product lines for greater product margins as well as a reduction in the volume of lower margin closeout sales. A lower average royalty rate, in part driven by the mix of products sold in the quarter also contributed to the decrease.

Costumes. Cost of sales of our Costumes segment was $3.6 million, or 90.0% of related net sales for the three months ended March 31, 2021 compared to $2.8 million, or 70.0% of related net sales for the prior year period, representing an increase in dollars of $0.8 million, or 28.6%. The increase in dollars and as a percentage of net sales, year over year, is due to an increase in customer credits attributable to slower-moving products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $28.8 million for the three months ended March 31, 2021 compared to $32.3 million for the prior year period constituting 34.4% and 48.6% of net sales, respectively. Selling, general and administrative expenses decreased by $3.5 million from the prior year period primarily driven by a $1.9 million employee retention credit and company-wide cost savings initiatives begun in 2019 as well as other pandemic-driven cost mitigation programs.

Interest Expense

Interest expense was $4.9 million for the three months ended March 31, 2021, as compared to $5.5 million in the prior year period. During the three months ended March 31, 2021, we booked interest expense of $0.4 million related to our convertible senior notes due in 2023, $4.3 million related to our Term Loan, and $0.2 million related to our revolving credit facility. During the three months ended March 31, 2020, we booked interest expense of $0.6 million related to our convertible senior notes, $4.7 million related to our Term Loan, and $0.2 million related to our revolving credit facility.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.1 million, or an effective tax rate of (0.4)%, for the three months ended March 31, 2021. During the comparable period in 2020, our income tax expense was $0.3 million, or an effective tax rate of (2.4)%.

Seasonality and Backlog

The retail toy industry is inherently seasonal. Generally, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first quarters. Our working capital needs have been highest during the second and third quarters.

While we have taken steps to level sales over the entire year, sales are expected to remain heavily influenced by the seasonality of our toy and costume products. The result of these seasonal patterns is that operating results and the demand for working capital may vary significantly by quarter. Orders placed with us are generally cancelable until the date of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes us to believe that backlog may not be an accurate indicator of our future sales. Similarly, financial results for a particular quarter may not be indicative of results for the entire year.

Liquidity and Capital Resources

As of March 31, 2021, we had working capital of $107.8 million, compared to $112.6 million as of December 31, 2020.

Operating activities used net cash of $7.0 million in the three months ended March 31, 2021, as compared to $18.9 million in the prior year period. Net cash during the three months ended March 31, 2021 was primarily impacted by a decrease in accrued expenses, accounts payable and reserve for sales returns and allowances, and an increase in prepaid expenses and other assets, partially offset by a decrease in accounts receivable. Net cash during the three months ended March 31, 2020 was primarily impacted by a decrease in accounts payable, accrued expenses and reserve for sales returns and allowances, partially offset by a decrease in accounts receivable. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 25% payable on net sales of such products. As of March 31, 2021, these agreements required future aggregate minimum royalty guarantees of $33.7 million, exclusive of $15.1 million in advances already paid. Of this $33.7 million future minimum royalty guarantee, $21.6 million is due over the next twelve months.

Our investing activities used net cash of $1.5 million in the three months ended March 31, 2021, as compared to using net cash of $1.6 million in the prior year period, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Our financing activities used cash of $0.2 million for the three months ended March 31, 2021 and 2020, consisting of the repurchase of common stock for employee tax withholding.

As of March 31, 2021, we have $125.3 million (including $5.5 million in PIK interest) of outstanding indebtedness under a First Lien Term Loan Facility Credit Agreement (the “New Term Loan Agreement) and we have no outstanding indebtedness under an amended and extended Credit Agreement (the “Amended ABL Credit Agreement” or “Amended Wells Fargo Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). We also have a $6.2 million PPP Loan under the PPP provided under the CARES Act.

The New Term Loan Agreement and Amended ABL Credit Agreement each contain negative covenants that, subject to certain exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates, as well as cross-default provisions. The original terms of the New Term Loan Agreement required us to maintain a trailing 12-month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as defined and adjusted therein) of not less than $34.0 million and a minimum liquidity of not less than $10.0 million commencing with the fiscal quarter ending September 30, 2020.

On October 16, 2020, we reached an agreement (the “Amendment”) with holders of our term loan and Wells Fargo Bank, National Association (“Wells Fargo”), holder of our revolving credit facility, to amend our New Term Loan Agreement and defer the EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement was reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also required us to pre-pay $15.0 million of the New Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. In connection with the amendments on October 20, 2020, we paid $15.0 million of our outstanding principal amount and $0.3 million in related interest and PIK interest.

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

We were in compliance with the financial covenants under the New Term Loan Agreement as of March 31, 2021.

Debt and Credit Facilities

Convertible Senior Notes

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes, which were senior unsecured obligations, paid interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and matured on August 1, 2018. Excluding the impact of the Reverse Stock Split, the initial conversion rate for the 2018 Notes was 114.3674 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. In 2016, we repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. During the first quarter of 2017, we exchanged and retired $39.1 million principal amount of the 2018 Notes at par for $24.1 million in cash and approximately 290,000 shares of our common stock. During the second quarter of 2017, we exchanged and retired $12.0 million principal amount of the 2018 Notes at par for $11.6 million in cash and 11,240 shares of our common stock.

In August 2017, we agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.6 million face amount of our 4.25% convertible senior notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and, excluding the impact of the Reverse Stock Split, the conversion rate was increased to 328.0302 shares of our common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of our Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. On July 26, 2018, we closed a transaction with Oasis to exchange $8.0 million face amount of the 2018 Notes with convertible senior notes similar to those issued to Oasis in November 2017. The July 26, 2018 $8.0 million Oasis notes mature on November 1, 2020, accrue interest at an annual rate of 3.25%, and excluding the impact of the Reverse Stock Split, are convertible into shares of our common stock at a rate of 322.2688 shares per $1,000 principal amount of the new notes. The conversion price for the 3.25% convertible senior notes due 2020 was reset on November 1, 2018 and November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. Excluding the impact of the Reverse Stock Split, the conversion price of the 3.25% convertible senior notes due 2020 reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of our common stock per $1,000 principal amount of notes.

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

Excluding the impact of the Reverse Stock Split, the New Oasis Notes provide, among other things, that the initial conversion price is $1.00. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances shall the reset result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and will not be greater than the conversion price in effect immediately before such reset. We may trigger a mandatory conversion of the New Oasis Notes if the market price exceeds 150% of the conversion price under certain circumstances. We may redeem the New Oasis Notes in cash if a person, entity or group acquires shares of our Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owns at least 49% of our issued and outstanding Common Stock. On February 9, 2020, excluding the impact of the Reverse Stock Split, the conversion price of the New Oasis Notes reset to $1.00 per share ($10.00 per share after the Reverse Stock Split). On August 9, 2020, the conversion price of the New Oasis Notes reset to $5.647. On February 9, 2021, the conversion price of the New Oasis Notes recalculated and remained unchanged at $5.647.

In June 2020, $7.1 million of the New Oasis Notes (including $0.2 million in PIK interest) were converted for 710,100 shares of common stock. As a result, we recorded an increase to additional paid-in capital of $9.5 million. In August 2020, $1.0 million of the New Oasis Notes (including $27,288 in PIK interest) were converted for 177,085 shares of common stock. As a result, we recorded an increase to additional paid-in capital of $1.3 million. In October 2020, $2.0 million of the New Oasis Notes (including $63,225 in PIK interest) were converted for 354,170 shares of common stock. As a result, we recorded an increase to additional paid-in capital of $2.6 million. In November 2020, $4.0 million of the New Oasis Notes (including $138,248 in PIK interest) were converted for 708,340 shares of common stock. As a result, we recorded an increase to additional paid-in capital of $5.4 million. In December 2020, $1.0 million of the New Oasis Notes (including $36,528 in PIK interest) were converted for 177,085 shares of common stock. As a result, we recorded an increase to additional paid-in capital of $1.4 million. In March 2021, $3.0 million of the New Oasis Notes (including $128,230 in PIK interest) were converted for 531,255 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $5.6 million.

On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd (see Note 17 – Related Party Transactions). The transaction closed on February 8, 2021 (see Note 5 – Debt).

In June 2014, we sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. Excluding the impact of the Reverse Stock Split, the initial and still current conversion rate for the 2020 Notes is 103.7613 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of our common stock. Holders of the 2020 Notes may require that we repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). In January 2016, we repurchased and retired an aggregate of $2.0 million principal amount of the 2020 Notes.

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

On October 16, 2020, we reached an agreement (the “Amendment”) with holders of our New Term Loan and Wells Fargo, holder of our revolving credit facility, to amend our New Term Loan Agreement and defer the EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement was reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also required us to pre-pay $15.0 million of the New Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. In connection with the amendments, on October 20, 2020, we paid $15.0 million of our outstanding principal amount and $0.3 million in related interest and PIK interest. As of March 31, 2021, we had $125.3 million (including $5.5 million in PIK interest) outstanding under the New Term Loan Agreement.

The New Term Loan Agreement contains events of default that are customary for a facility of this nature, including nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violations of covenants, cross-default to other material indebtedness, bankruptcy or insolvency events, material judgment defaults and a change of control as specified in the New Term Loan Agreement. If an event of default occurs, the maturity of the amounts owed under the New Term Loan Agreement may be accelerated.

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

Wells Fargo

In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on September 27, 2019, except that the Credit Facility would mature on June 15, 2018 if we did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, we entered into a Term Loan Agreement with Great American Capital Partners Finance Co., LLC (“GACP”) to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, we revised certain of the Credit Facility documents (and entered into new ones) so that certain of our Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds we can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. In August 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), we entered into an amended and extended revolving credit facility with Wells Fargo (the “Amended ABL Credit Agreement”). The Amended ABL Credit Agreement, amends, extends and restates our existing Credit Facility, dated as of March 27, 2014, as amended, with GECC and subsequently assigned to Wells Fargo, to, among other things, decrease the borrowing capacity from $75.0 million to $60.0 million and extend the maturity to August 9, 2022.

The obligations under the Amended ABL Credit Agreement are guaranteed by us, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries and are secured by substantially all of our assets, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of March 31, 2021, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit was $10.8 million and the total excess borrowing capacity was $35.0 million. As of December 31, 2020, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit was $10.8 million and the total excess borrowing capacity was $37.3 million.

The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of March 31, 2021 and December 31, 2020, we are in compliance with the financial covenants under the Amended ABL Credit Agreement and the previous Credit Facility, as applicable.

Any amounts borrowed under the Amended ABL Credit Agreement accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of March 31, 2021 and December 31, 2020, the weighted average interest rate on the credit facility with Wells Fargo was nil.

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

Great American Capital Partners

On June 14, 2018, we entered into a Term Loan Agreement, Term Note, Guaranty and Security Agreement and other ancillary documents and agreements (the “Term Loan”) with GACP, for itself as a Lender (as defined below) and as the agent (in such capacity, “Agent”) for the Lenders from time to time party to the Term Loan (collectively, “Lenders”) and the other “Secured Parties” under and as defined therein, with respect to the issuance to us by Lenders of a $20.0 million term loan. To secure our obligations under the Term Loan, we granted to Agent, for the benefit of the Secured Parties, a security interest in a substantial amount of our consolidated assets and a pledge of the majority of the capital stock of various of our subsidiaries. The Term Loan was a secured obligation, second only to the Credit Facility with Wells Fargo, except with respect to certain of our inventory in which GACP has a priority secured position.

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

As of March 31, 2021 and December 31, 2020, we held cash and cash equivalents, including restricted cash, of $84.1 million and $92.7 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $30.5 million and $48.7 million as of March 31, 2021 and December 31, 2020, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of March 31, 2021.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $10.8 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 31, 2021, we have outstanding convertible senior notes payable of $20.9 million (including $0.9 million in PIK interest) principal amount due July 2023 with a fixed interest rate of (i) 3.25% per annum if paid in cash or 5.00% per annum if paid in stock plus (ii) 2.75% per annum payable in kind, as well as a $125.3 million (including $5.5 million in PIK interest) term loan due February 2023 with a fixed interest rate of (i) 8.00% per annum plus (ii) 2.5% per annum payable in kind. As the interest rates on the notes and the term loan are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 6 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three months ended March 31, 2021, the maximum amount borrowed under the revolving credit facility was nil and the average amount of borrowings outstanding was nil. As of March 31, 2021, the amount of total borrowings outstanding under the revolving credit facility was nil.

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

A purported class action lawsuit was filed on November 10, 2020 in the United States District Court for the District of Delaware (Brown v. JAKKS Pacific, Inc. et al) alleging that the Proxy Statement issued in connection with the shareholder meeting held in June 2020 contained misstatements regarding the manner in which broker votes would be counted and that such votes were improperly included in approving our Reverse Stock Split at the meeting. The purported class action seeks damages in an unspecified amount, alleging breach of fiduciary duties by our directors. We intend to vigorously defend the lawsuit. Since the action was recently commenced, however, we cannot assure you of its outcome and cannot estimate the range of any potential damage award. On April 30, 2021, we held a Special Meeting of the Shareholders to obtain shareholder ratification of the filing of the Certificate of Amendment to our Certificate of Incorporation effecting the Reverse Stock Split, in accordance with ratification procedures under Delaware law, which approval was obtained. We intend to seek settlement and dismissal of the lawsuit.

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

Item 1A. Risk Factors

Risk factors with respect to us and our business are contained in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors previously disclosed in such filing. The disclosures made in this Quarterly Report should be reviewed together with the risk factors contained therein.

Item 6. Exhibits

Number	Description

10.1	Amendment No. 5 to the Employment Agreement of Stephen G. Berman (1)
10.2	First Amendment to the Employment Agreement of John L. Kimble (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (2)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (2)
32.1	Section 1350 Certification of Chief Executive Officer (2)
32.2	Section 1350 Certification of Chief Financial Officer (2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 19, 2021 and incorporated herein by reference.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 12, 2021	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)