Form 10-Q
period 2021-06-30
JAKKS PACIFIC INC
filed 2021-08-09
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 0-28104

JAKKS Pacific, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 9,876,200 as of August 6, 2021.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2021

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss	4
	Condensed Consolidated Statements of Stockholders' Equity (Deficit)	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	46

Signatures		47
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

Assets	June 30, 2021	December 31, 2020
	(Unaudited)
Current assets
Cash and cash equivalents	$37,511	$87,953
Restricted cash	830	4,740
Accounts receivable, net of allowance for doubtful accounts of $3,176 and $4,566 at June 30, 2021 and December 31, 2020, respectively	107,898	102,254
Inventory	60,580	38,642
Prepaid expenses and other assets	32,495	17,239
Total current assets	239,314	250,828
Property and equipment
Office furniture and equipment	11,928	11,795
Molds and tooling	99,986	95,367
Leasehold improvements	6,890	6,883
Total	118,804	114,045
Less accumulated depreciation and amortization	104,147	100,534
Property and equipment, net	14,657	13,511
Operating lease right-of-use assets, net	20,688	24,393
Other long term assets	3,566	3,223
Intangible assets, net	1,523	2,031
Goodwill	35,083	35,083
Trademarks	300	300
Total assets	$315,131	$329,369
Liabilities, Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$68,809	$40,495
Accrued expenses	37,573	39,304
Reserve for sales returns and allowances	42,282	42,108
Income taxes payable	703	484
Short term operating lease liabilities	10,481	9,925
Short term debt, net	33,596	5,950
Total current liabilities	193,444	138,266
Long term operating lease liabilities	12,276	16,883
Debt, non-current portion, net of issuance costs and debt discounts	95,735	150,410
Other liabilities	16,976	8,062
Income taxes payable	215	947
Deferred income taxes, net	123	123
Total liabilities	318,769	314,691

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	2,397	1,740

Stockholders' Equity (Deficit)*
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,458,323 and 5,694,772 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively*	7	6
Additional paid-in capital *	241,405	221,590
Accumulated deficit	(236,593)	(197,423)
Accumulated other comprehensive loss	(12,124)	(12,446)
Total JAKKS Pacific, Inc. stockholders' equity (deficit)*	(7,305)	11,727
Non-controlling interests	1,270	1,211
Total stockholders' equity (deficit)*	(6,035)	12,938
Total liabilities, preferred stock and stockholders' equity (deficit)	$315,131	$329,369

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2021	2020	2021	2020
Net sales	$112,352	$78,758	$196,195	$145,315
Cost of sales	80,455	61,988	138,204	112,195
Gross profit	31,897	16,770	57,991	33,120
Selling, general and administrative expenses	30,076	24,664	58,893	57,000
Restructuring charge	—	1,631	—	1,631
Pandemic related charges	—	221	—	221
Income (loss) from operations	1,821	(9,746)	(902)	(25,732)
Income from joint ventures	—	—	—	2
Other income (expense), net	72	16	127	54
Change in fair value of preferred stock derivative liability	(1,539)	1	(8,914)	2,083
Change in fair value of convertible senior notes	(3,797)	(7,727)	(12,844)	(52)
Loss on debt extinguishment	(7,351)	—	(7,351)	—
Interest income	4	3	6	17
Interest expense	(4,370)	(5,543)	(9,245)	(11,090)
Loss before provision for (benefit from) income taxes	(15,160)	(22,996)	(39,123)	(34,718)
Provision for (benefit from) income taxes	(100)	272	(12)	548
Net loss	(15,060)	(23,268)	(39,111)	(35,266)
Net income attributable to non-controlling interests	24	8	59	48
Net loss attributable to JAKKS Pacific, Inc.	$(15,084)	$(23,276)	$(39,170)	$(35,314)
Net loss attributable to common stockholders	$(15,415)	$(23,588)	$(39,827)	$(35,933)
Loss per share - basic and diluted*	$(2.48)	$(7.70)	$(6.86)	$(11.81)
Shares used in loss per share - basic and diluted*	6,220	3,064	5,802	3,043
Comprehensive loss	$(14,680)	$(23,187)	$(38,789)	$(36,819)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(14,704)	$(23,195)	$(38,848)	$(36,867)

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

Three and Six Months Ended June 30, 2021
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.		Total
		Additional		Other	Stockholders'	Non-	Stockholders'
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Equity
	Stock*	Capital*	Deficit	Loss	(Deficit)*	Interests	(Deficit)*
Balance, December 31, 2020	$6	$221,590	$(197,423)	$(12,446)	$11,727	$1,211	$12,938
Stock-based compensation expense	—	382	—	—	382	—	382
Repurchase of common stock for employee tax withholding	—	(164)	—	—	(164)	—	(164)
Conversion of convertible senior notes	—	5,631	—	—	5,631	—	5,631
Preferred stock accrued dividends	—	(326)	—	—	(326)	—	(326)
Net income (loss)	—	—	(24,086)	—	(24,086)	35	(24,051)
Foreign currency translation adjustment	—	—	—	(58)	(58)	—	(58)
Balance, March 31, 2021	6	227,113	(221,509)	(12,504)	(6,894)	1,246	(5,648)
Stock-based compensation expense	—	383	—	—	383	—	383
Conversion of convertible senior notes	1	14,240	—	—	14,241	—	14,241
Preferred stock accrued dividends	—	(331)	—	—	(331)	—	(331)
Net income (loss)	—	—	(15,084)	—	(15,084)	24	(15,060)
Foreign currency translation adjustment	—	—	—	380	380	—	380
Balance, June 30, 2021	$7	$241,405	$(236,593)	$(12,124)	$(7,305)	$1,270	$(6,035)

Three and Six Months Ended June 30, 2020
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.		Total
		Additional		Other	Stockholders'	Non-	Stockholders'
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Equity
	Stock*	Capital*	Deficit	Loss	(Deficit)*	Interests	(Deficit)*
Balance, December 31, 2019	$4	$200,507	$(183,149)	$(14,422)	$2,940	$1,081	$4,021
Stock-based compensation expense	—	252	—	—	252	—	252
Repurchase of common stock for employee tax withholding	—	(172)	—	—	(172)	—	(172)
Preferred stock accrued dividends	—	(307)	—	—	(307)	—	(307)
Net income (loss)	—	—	(12,038)	—	(12,038)	40	(11,998)
Foreign currency translation adjustment	—	—	—	(1,634)	(1,634)	—	(1,634)
Balance, March 31, 2020	4	200,280	(195,187)	(16,056)	(10,959)	1,121	(9,838)
Conversion of convertible senior notes	1	9,472	—	—	9,473	—	9,473
Stock-based compensation expense	—	714	—	—	714	—	714
Repurchase of common stock for employee tax withholding	—	(2)	—	—	(2)	—	(2)
Preferred stock accrued dividends	—	(312)	—	—	(312)	—	(312)
Net income (loss)	—	—	(23,276)	—	(23,276)	8	(23,268)
Foreign currency translation adjustment	—	—	—	81	81	—	81
Balance, June 30, 2020	$5	$210,152	$(218,463)	$(15,975)	$(24,281)	$1,129	$(23,152)

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	(Unaudited)
	2021	2020
Cash flows from operating activities
Net loss	$(39,111)	$(35,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(1,487)	423
Depreciation and amortization	4,572	4,461
Payment-in-kind interest	1,598	2,277
Amortization of debt discount	1,230	1,388
Amortization of debt issuance costs	829	702
Share-based compensation expense	765	966
Gain on disposal of property and equipment	(67)	(115)
Loss on debt extinguishment	7,351	—
Change in fair value of convertible senior notes	12,844	52
Change in fair value of preferred stock derivative liability	8,914	(2,083)
Changes in operating assets and liabilities:
Accounts receivable	(4,157)	48,516
Inventory	(21,938)	(3,422)
Prepaid expenses and other assets	(14,322)	2,142
Accounts payable	26,864	(9,239)
Accrued expenses	(1,731)	(14,323)
Reserve for sales returns and allowances	174	(6,053)
Income taxes payable	(513)	(2,064)
Other liabilities	(346)	(264)
Total adjustments	20,580	23,364
Net cash used in operating activities	(18,531)	(11,902)
Cash flows from investing activities
Purchases of property and equipment	(3,725)	(4,335)
Proceeds from sale of property and equipment	32	65
Net cash used in investing activities	(3,693)	(4,270)
Cash flows from financing activities
Retirement of convertible senior notes	—	(1,905)
Proceeds from loan under the Paycheck Protection Program	—	6,206
Repurchase of common stock for employee tax withholding	(164)	(174)
Net proceeds from issuance of long term debt	96,306	—
Debt issuance costs	(2,787)	—
Repayment of term loan	(125,805)	—
Net cash provided by (used in) financing activities	(32,450)	4,127
Net decrease in cash, cash equivalents and restricted cash	(54,674)	(12,045)
Effect of foreign currency translation	322	(1,553)
Cash, cash equivalents and restricted cash, beginning of period	92,693	66,286
Cash, cash equivalents and restricted cash, end of period	$38,341	$52,688
Cash paid during the period for:
Income taxes	$644	$2,791
Interest	$8,664	$6,720

As of June 30, 2021, there was $3.6 million of property and equipment purchases included in accounts payable. As of June 30, 2020, there was $3.2 million of property and equipment purchases included in accounts payable.

See Notes 1, 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

In June 2021, the Company filed its application for forgiveness of the entirety of its PPP loan. In the absence of knowing whether any funds will be forgiven, the Company accounts for the note as debt under ASC 470 and has reflected $6.2 million as short term debt on the Company’s condensed consolidated balance sheet related to this loan.

The CARES Act also provided an employee retention credit (“ERC”) which was a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through year end. The Company became eligible for the credit beginning on March 16, 2020.

The CAA extended and expanded the availability of the ERC through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 ("ARP"), enacted on March 11, 2021, extended and expanded the availability of the ERC through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company will qualify for the employee retention credit for quarters where the Company’s operations were partially suspended due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19. During the three and six months ended June 30, 2021, the Company recorded $0.1 million and $2.0 million, respectively, related to the ERC as an offset within selling, general and administrative expenses on the Company’s condensed consolidated statements of operations and within prepaid expenses and other assets on the Company's condensed consolidated balance sheet (See Note 18 – Prepaid Expense and Other Assets).

As of June 30, 2021 and December 31, 2020, the Company held cash and cash equivalents, including restricted cash, of $38.3 million and $92.7 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $18.0 million and $48.7 million as of June 30, 2021 and December 31, 2020, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of June 30, 2021.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility (the “JPMorgan ABL Facility”). The JPMorgan ABL Credit Agreement replaces the Company’s existing asset-based revolving credit agreement, dated as of March 27, 2014 (the “Wells Fargo ABL Facility,” formerly known as the “Amended ABL Facility” in prior filings), with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. Any amounts borrowed under the JPMorgan ABL Facility will bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026.

The JPMorgan ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Under certain circumstances the Company is also subject to a springing fixed charge coverage ratio covenant of not less than 1.1 to 1.0, as described in more detail in the JPMorgan ABL Credit Agreement.

The JPMorgan ABL Credit Agreement contains events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, certain judgment defaults, loss of liens or guarantees and a change of control as specified in the JPMorgan ABL Credit Agreement. If an event of default occurs, the commitments of the lenders to lend under the JPMorgan ABL Credit Agreement may be terminated and the maturity of the amounts owed may be accelerated.

The obligations under the JPMorgan ABL Credit Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a First Lien Term Loan Facility Credit Agreement (the “2021 BSP Term Loan Agreement”) with Benefit Street Partners L.L.C., as Sole Lead Arranger, and BSP Agency, LLC, as agent, for a $99.0 million first-lien secured term loan (the “Initial Term Loan”) and a $19.0 million delayed draw term loan (the “Delayed Draw Term Loan” and collectively, the “2021 BSP Term Loan”). Net proceeds from the issuance of the 2021 BSP Term Loan, after deduction of $2.2 million in closing fees and $0.5 million of other administrative fees paid directly to the lenders, totaled $96.3 million. These fees are being amortized over the life of the 2021 BSP Term Loan. Proceeds from the Initial Term Loan, together with available cash from the Company, were used to repay the Company’s existing term loan (the “2019 Recap Term Loan,” formerly known as the “New Term Loan” in prior filings) under the agreement dated as of August 9, 2019 with Cortland Capital Market Services LLC, as agent for certain investor parties. The Delayed Draw Term Loan provision was secured to redeem any of the Company’s outstanding 2023 Convertible Senior Notes (the “New Oasis Notes” or “3.25% convertible senior notes due 2023”), upon its maturity, which, upon repayment of the 2019 Recap Term Loan, accelerated to no later than 91 days from the repayment of the 2019 Recap Term Loan, or September 1, 2021. As of June 30, 2021, the Company had $14.1 million (including $0.7 million in PIK interest) of outstanding indebtedness under the New Oasis Notes. As of August 9, 2021, the Company had $0.4 million (including $23,007 in PIK interest) of outstanding indebtedness under the New Oasis Notes. On July 29, 2021 the Company terminated its Delayed Draw Term Loan option as it determined it had sufficient liquidity to fund any outstanding convertible senior notes that remained upon maturity.

Amounts outstanding under the 2021 BSP Term Loan will bear interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. The 2021 BSP Term Loan matures in June 2027.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

The 2021 BSP Term Loan Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge its assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Commencing with the fiscal quarter ending June 30, 2021, the Company is required to maintain a Net Leverage Ratio of 4:00x, with step-downs occurring each fiscal year starting with the quarter ending March 31, 2022 through the quarter ending September 30, 2024 in which the Company is required to maintain a Net Leverage Ratio of 3:00x. As of the Closing Date, the Company must maintain a minimum cash balance of not less than $20.0 million. The minimum cash balance can be reduced to $15.0 million in increments of $1.0 million for every $5.0 million in principal repayment of the 2021 BSP Term Loan. The terms and covenants are described in more detail in the 2021 BSP Term Loan Agreement.

The 2021 BSP Term Loan Agreement contains events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, certain judgment defaults and a change of control as specified in the 2021 BSP Term Loan Agreement. If an event of default occurs, the maturity of the amounts owed under the 2021 BSP Term Loan Agreement may be accelerated.

The obligations under the 2021 BSP Term Loan Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens and subject to the priority lien granted under the JPMorgan ABL Credit Agreement.

The agent and Sole Lead Arranger under the 2021 BSP Term Loan are affiliates of an affiliate of the Company, which affiliate owned common stock and the 3.25% convertible senior notes due 2023 of the Company at the time of the refinancing, as well as a majority of the Company’s outstanding Series A Preferred Stock giving the affiliates various rights as described in the Company’s public filings.

As of June 30, 2021, the Company had $99.0 million of outstanding indebtedness under the 2021 BSP Term Loan Agreement and no outstanding indebtedness under its amended and extended JPMorgan ABL Credit Agreement with JPM Chase aside from utilizing $11.0 million in Letters of Credit. The Company also had the aforementioned PPP Loan of $6.2 million provided under the CARES Act program.

On June 2, 2021, the Company repaid in full and terminated the First Lien Term Loan Facility Credit Agreement (the “2019 Recap Term Loan Agreement,” formerly known as the “New Term Loan Agreement” in prior filings), dated as of August 9, 2019, with Cortland Capital Market Services LLC, as agent. The Wells Fargo ABL Credit Facility Agreement was also terminated as of June 2, 2021.

The Company’s unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company believes that cash and cash equivalents, including restricted cash, projected cash flow from operations, and borrowings under the Company’s credit facility are sufficient to meet the Company’s working capital and capital expenditure requirements for the next 12 months.

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

The Toys/Consumer Products segment includes action figures, vehicles, play sets, plush products, dolls, electronic products, construction toys, infant and pre-school toys, child-sized and hand-held role play toys and everyday costume play, foot-to-floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, kids’ indoor and outdoor furniture, and related products, and makeup and skincare products under the C'est Moi brand.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

The Costumes segment, under its Disguise branding, has been bringing innovative and trend-setting product to market since its inception in 1987. This business designs, develops, markets and sells a wide range of every-day and special occasion dress-up costumes and related accessories in support of Halloween, Carnival, Children’s Day, Book Day/Week, and every-day/any-day costume play.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Sales
Toys/Consumer Products	$81,538	$56,214	$161,413	$118,779
Costumes	30,814	22,544	34,782	26,536
	$112,352	$78,758	$196,195	$145,315

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income (loss) from Operations
Toys/Consumer Products	$4,860	$(5,611)	$5,216	$(18,350)
Costumes	(3,039)	(4,135)	(6,118)	(7,382)
	$1,821	$(9,746)	$(902)	$(25,732)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Depreciation and Amortization Expense
Toys/Consumer Products	$2,525	$2,292	$4,252	$4,116
Costumes	254	287	320	345
	$2,779	$2,579	$4,572	$4,461

	June 30,	December 31,
	2021	2020
Assets
Toys/Consumer Products	$263,106	$315,838
Costumes	52,025	13,531
	$315,131	$329,369

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Long-lived Assets
United States	$20,044	$23,607
China	12,528	10,773
Hong Kong	1,272	1,870
United Kingdom	1,326	1,458
Canada	87	100
Mexico	88	96
	$35,345	$37,904

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Sales by Customer Area
United States	$95,265	$66,777	$164,181	$118,695
Europe	9,930	5,761	17,267	13,379
Canada	2,208	2,684	4,309	5,032
Latin America	1,165	1,082	3,620	2,082
Asia	2,164	1,462	3,579	3,232
Australia & New Zealand	1,249	802	2,437	2,333
Middle East & Africa	371	190	802	562
	$112,352	$78,758	$196,195	$145,315

Major Customers

Net sales to major customers for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Wal-Mart	$34,692	30.9%	$22,208	28.2%	$56,330	28.7%	$40,718	28.0%
Target	30,575	27.2	18,929	24.0	53,328	27.2	33,544	23.1
	$65,267	58.1%	$41,137	52.2%	$109,658	55.9%	$74,262	51.1%

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

June 30, 2021

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$56	$135
Finished goods	60,524	38,507
	$60,580	$38,642

As of June 30, 2021 and December 31, 2020, the inventory obsolescence reserve was $10.5 million and $10.8 million, respectively.

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

The Company’s reserve for sales returns and allowances amounted to $42.3 million as of June 30, 2021, compared to $42.1 million as of December 31, 2020.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

Note 5 — Debt

Convertible senior notes

Convertible senior notes consist of the following (in thousands):

	June 30, 2021	December 31, 2020
3.25% convertible senior notes due 2023*	$27,391	$34,134

* The amounts presented for the 3.25% convertible senior notes due 2023 within the table represent the fair value as of June 30, 2021 and December 31, 2020 (see Note 16 - Fair Value Measurements). The principal amount of these notes is $13.3 million and $22.9 million as of June 30, 2021 and December 31, 2020, respectively. The accrued, but unpaid, PIK interest is $0.7 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively.

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

June 30, 2021

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

In connection with the Recapitalization Transaction, the Company issued (i) amended and restated notes with respect to the $21.6 million Oasis Note issued on November 7, 2017, and the $8.0 million Oasis Note issued on July 26, 2018 (together, the “Existing Oasis Notes”), and (ii) a new $8.0 million convertible senior note having the same terms as such amended and restated notes (the "New $8.0 million Oasis Note" and collectively, the “New Oasis Notes” or the "3.25% convertible senior notes due 2023"). Interest on the New Oasis Notes is payable on each May 1 and November 1 until maturity and accrues at an annual rate of (i) 3.25% if paid in cash or 5.00% if paid in stock plus (ii) 2.75% payable in kind. The New Oasis Notes mature 91 days after the amounts outstanding under the 2019 Recap Term Loan are paid in full, and in no event later than July 3, 2023.

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

In June 2020, $7.1 million of the New Oasis Notes (including $0.2 million in PIK interest) were converted for 710,100 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $9.5 million. In August 2020, $1.0 million of the New Oasis Notes (including $27,288 in PIK interest) were converted for 177,085 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $1.3 million. In October 2020, $2.0 million of the New Oasis Notes (including $63,225 in PIK interest) were converted for 354,170 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $2.6 million. In November 2020, $4.0 million of the New Oasis Notes (including $138,248 in PIK interest) were converted for 708,340 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $5.4 million. In December 2020, $1.0 million of the New Oasis Notes (including $36,528 in PIK interest) were converted for 177,085 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $1.4 million. In March 2021, $3.0 million of the New Oasis Notes (including $128,230 in PIK interest) were converted for 531,255 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $5.6 million. In May 2021, $2.0 million of the New Oasis Notes (including $93,805 in PIK interest) were converted for 354,170 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $4.0 million. In June 2021, $5.0 million of the New Oasis Notes (including $245,040 in PIK interest) were converted for 885,425 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $10.3 million.

A director of the Company is a portfolio manager at Oasis Management.

The Company has elected to measure and present the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a loss of $3.8 million and $7.7 million for the three months ended June 30, 2021 and 2020, respectively, related to changes in the fair value of the New Oasis Notes. At June 30, 2021 and December 31, 2020, the debt held by Oasis had a fair value of approximately $27.4 million and $34.1 million, respectively (see Note 16 - Fair Value Measurements).

The Company evaluated its credit risk as of June 30, 2021, and determined that there was no change from December 31, 2020.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

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

On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd (see Note 17 – Related Party Transactions). The transaction closed on February 8, 2021. As of June 30, 2021, Benefit Street Partners held $10.7 million in principal amount (including $0.2 million in PIK interest) of the New Oasis Notes.

Term Loan

Term loan consists of the following (in thousands):

	June 30, 2021			December 31, 2020
		Debt Discount/			Debt Discount/
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs*	Amount	Amount**	Costs*	Amount
2019 Recap Term Loan	$—	$—	$—	$119,801	$(8,471)	$111,330
2021 BSP Term Loan	99,000	(3,265)	95,735	—	—	—

* The term loan was valued using the discounted cash flow method to determine the implied debt discount. The debt discount and issuance costs are being amortized over the life of the term loan.

** The amount presented excludes accrued, but unpaid, PIK interest of $4.7 million as of December 31, 2020.

In August 2019, in connection with the Recapitalization Transaction, the Company entered into the 2019 Recap Term Loan Agreement, with certain of the Investor Parties, and Cortland Capital Market Services LLC, as agent, for a $134.8 million 2019 Recap Term Loan. The Company also issued common stock and preferred stock (see Note 9 - Common Stock and Preferred Stock) to the Investor Parties.

Amounts outstanding under the 2019 Recap Term Loan accrue interest at 10.50% per annum, payable semi-annually (with 8% per annum payable in cash and 2.5% per annum payable in kind). The 2019 Recap Term Loan matures on February 9, 2023.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

The 2019 Recap Term Loan Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The original terms of the 2019 Recap Term Loan Agreement required the Company to maintain a trailing 12-month EBITDA (as defined and adjusted therein) of not less than $34.0 million and a minimum liquidity of not less than $10.0 million commencing with the fiscal quarter ended September 30, 2020.

On October 16, 2020, the Company reached an agreement (the “Amendment”) with holders of its 2019 Recap Term Loan and Wells Fargo, holder of its revolving credit facility, to amend its 2019 Recap Term Loan Agreement and defer its EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement was reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also required the Company to pre-pay $15.0 million of the 2019 Recap Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. In connection with the amendment, on October 20, 2020, the Company paid $15.0 million of its outstanding principal amount and $0.3 million in related interest and PIK interest. As of June 30, 2021, the Company had nil outstanding under the 2019 Recap Term Loan Agreement. As of December 31, 2020, the Company had $124.5 million (including $4.7 million in PIK interest) outstanding under the 2019 Recap Term Loan Agreement, $5.0 million of which is recorded as short term debt, and $114.8 million is recorded as long term debt on the condensed consolidated balance sheet.

The 2019 Recap Term Loan Agreement contains events of default that are customary for a facility of this nature, including nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to other material indebtedness, bankruptcy or insolvency events, material judgment defaults and a change of control as specified in the 2019 Recap Term Loan Agreement. If an event of default occurs, the maturity of the amounts owed under the 2019 Recap Term Loan Agreement may be accelerated.

The obligations under the 2019 Recap Term Loan Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

Amortization expense classified as interest expense related to the $3.8 million of debt issuance costs associated with the issuance of the 2019 Recap Term Loan was $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. Amortization expense classified as interest expense related to the $3.8 million of debt issuance costs associated with the issuance of the 2019 Recap Term Loan was $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively.

Amortization expense classified as interest expense related to the $10.1 million debt discount associated with the issuance of the 2019 Recap Term Loan was $0.5 million and $1.2 million for the three and six months ended June 30, 2021, respectively. Amortization expense classified as interest expense related to the $10.1 million debt discount associated with the issuance of the 2019 Recap Term Loan was $0.7 million and $1.4 million for the three and six months ended June 30, 2020, respectively.

The fair value of the 2019 Recap Term Loan as of June 30, 2021 and December 31, 2020 was nil and $129.6 million, respectively. The estimated fair value was calculated using a discounted cash flow method and is classified as Level 3 within the fair value hierarchy.

On June 2, 2021, the Company repaid in full and terminated the 2019 Recap Term Loan Agreement, dated as of August 9, 2019, with Cortland Capital Market Services LLC, as agent.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into the 2021 BSP Term Loan Agreement with Benefit Street Partners L.L.C., as Sole Lead Arranger, and BSP Agency, LLC, as agent, for a $99.0 million Initial Term Loan and a $19.0 million Delay Draw Term Loan. Net proceeds from the issuance of the 2021 BSP Term Loan, after deduction of $2.2 million in closing fees and $0.5 million of other administrative fees paid directly to the lenders, totaled $96.3 million. These fees are being amortized over the life of the 2021 BSP Term Loan. Proceeds from the Initial Term Loan, together with available cash from the Company, were used to repay the Company’s 2019 Recap Term Loan under the agreement dated as of August 9, 2019 with Cortland Capital Market Services LLC, as agent for certain investor parties. The Delayed Draw Term Loan provision was designed to provide necessary capital to redeem any of the Company’s outstanding 3.25% convertible senior notes due 2023, upon their maturity, which, upon repayment of the 2019 Recap Term Loan, accelerated to no later than 91 days from the repayment of the 2019 Recap Term Loan, or September 1, 2021. As of June 30, 2021, the Company had $14.1 million (including $0.7 million in PIK interest) of outstanding indebtedness under the New Oasis Notes. On July 29, the Company terminated its Delayed Draw Term Loan option as it determined it had sufficient liquidity to fund any outstanding convertible senior notes that remained upon maturity.

Amounts outstanding under the 2021 BSP Term Loan will bear interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. The 2021 BSP Term Loan matures in June 2027.

The 2021 BSP Term Loan Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge its assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Commencing with the fiscal quarter ending June 30, 2021, the Company is required to maintain a Net Leverage Ratio of 4:00x, with step-downs occurring each fiscal year starting with the quarter ending March 31, 2022 through the quarter ending September 30, 2024 in which the Company is required to maintain a Net Leverage Ratio of 3:00x. As of the Closing Date, the Company must maintain a minimum cash balance of not less than $20.0 million. The minimum cash balance can be reduced to $15.0 million in increments of $1.0 million for every $5.0 million in principal repayment of the 2021 BSP Term Loan. The terms and covenants are described in more detail in the 2021 BSP Term Loan Agreement.

The 2021 BSP Term Loan Agreement contains events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, certain judgment defaults and a change of control as specified in the 2021 BSP Term Loan Agreement. If an event of default occurs, the maturity of the amounts owed under the 2021 BSP Term Loan Agreement may be accelerated.

The obligations under the 2021 BSP Term Loan Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens and subject to the priority lien granted under the JPMorgan ABL Credit Agreement.

The agent and Sole Lead Arranger under the 2021 BSP Term Loan are affiliates of an affiliate of the Company, which affiliate, at the time of refinancing, owned common stock and the 3.25% convertible senior notes due 2023 of the Company, as well as a majority of the Company’s outstanding Series A Preferred Stock giving the affiliates various rights as described in the Company’s public filings.

Amortization expense classified as interest expense related to the $1.0 million of debt issuance costs associated with the issuance of the 2021 BSP Term Loan was $14,094 for the three and six months ended June 30, 2021.

Amortization expense classified as interest expense related to the $2.3 million debt discount associated with the issuance of the 2021 BSP Term Loan was $30,342 for the three and six months ended June 30, 2021.

The fair value of the 2021 BSP Term Loan as of June 30, 2021 was $99.0 million. The estimated fair value was calculated using a discounted cash flow method and is classified as Level 3 within the fair value hierarchy.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

Loan under Paycheck Protection Program

On June 12, 2020, the Company received a $6.2 million PPP Loan under the PPP within the CARES Act. The PPP Loan matures on June 2, 2022, and is subject to the CARES Act terms which include, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan is subject to events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. As of June 30, 2021, the Company has recorded the PPP Loan as a liability and classified $6.2 million as short term debt on the condensed consolidated balance sheet.

The Company has applied for forgiveness of the $6.2 million PPP loan. Any loan amounts forgiven will be removed from liabilities recorded. While the Company used the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that it will be eligible for forgiveness of the PPP Loan, in full or in part.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of December 31, 2020, the Company was in compliance with the financial covenants under the Amended ABL Facility and the previous Credit Facility, as applicable.

Any amounts borrowed under the Amended ABL Facility accrue interest, at either (i) LIBOR plus 1.50% - 2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50% - 1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of December 31, 2020, the weighted average interest rate on the credit facility with Wells Fargo was nil.

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

As described in Note 5 – Debt, on October 16, 2020, the Company amended its 2019 Recap Term Loan to reduce the amount and defer the calculation of its EBITDA covenant, with Wells Fargo as party to the agreement.

Amortization expense classified as interest expense related to the $1.1 million of debt issuance costs associated with the transaction that closed on August 9, 2019 (i.e., Amended ABL Facility) was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. Amortization expense classified as interest expense related to the $1.1 million of debt issuance costs associated with the Amended ABL Facility was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

On June 2, 2021, the Company terminated the Wells Fargo ABL Credit Facility Agreement.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

JPMorgan

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into the JPMorgan ABL Credit Agreement with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility. The JPMorgan ABL Credit Agreement replaces the Company’s Wells Fargo ABL Facility, dated as of March 27, 2014, with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. Any amounts borrowed under the JPMorgan ABL Facility will bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026.

The JPMorgan ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Under certain circumstances the Company is also subject to a springing fixed charge coverage ratio covenant of not less than 1.1 to 1.0, as described in more detail in the JPMorgan ABL Credit Agreement.

The JPMorgan ABL Credit Agreement contains events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, certain judgment defaults, loss of liens or guarantees and a change of control as specified in the JPMorgan ABL Credit Agreement. If an event of default occurs, the commitments of the lenders to lend under the JPMorgan ABL Credit Agreement may be terminated and the maturity of the amounts owed may be accelerated.

The obligations under the JPMorgan ABL Credit Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

As of June 30, 2021, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $11.0 million and the total excess borrowing availability was $53.4 million.

Amortization expense classified as interest expense related to the $1.5 million of debt issuance costs associated with the transaction that closed on June 2, 2021 (i.e., JPMorgan ABL Credit Agreement) was $24,742 for the three and six months ended June 30, 2021.

As of June 30, 2021, off-balance sheet arrangements include letters of credit issued by JPMorgan of $11.0 million.

Note 7 — Income Taxes

The Company’s income tax benefit of $0.1 million for the three months ended June 30, 2021 reflects an effective tax rate of 0.7%. The Company’s income tax expense of $0.3 million for the three months ended June 30, 2020 reflects an effective tax rate of (1.2)%. The tax benefit for the three months ended June 30, 2021 relates to discrete items offset by foreign income taxes. The tax expense for the three months ended June 30, 2020 relates to foreign income taxes partially offset by discrete items.

The Company’s income tax benefit of $12,000 for the six months ended June 30, 2021 reflects an effective tax rate of 0.0%. The Company’s income tax expense of $0.5 million for the six months ended June 30, 2020 reflects an effective tax rate of (1.6)%. The majority of the tax benefit for the six months ended June 30, 2021 relates to discrete items offset by foreign income taxes. The majority of the tax expense for the six months ended June 30, 2020 relates to foreign income taxes and discrete items.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

Note 8 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(15,060)	$(23,268)	$(39,111)	$(35,266)
Net income attributable to non-controlling interests	24	8	59	48
Net loss attributable to JAKKS Pacific, Inc.	(15,084)	(23,276)	(39,170)	(35,314)
Preferred stock dividend	331	312	657	619
Net loss attributable to common stockholders *	$(15,415)	$(23,588)	$(39,827)	$(35,933)
Weighted average common shares outstanding - basic and diluted	6,220	3,064	5,802	3,043
Loss per share available to common stockholders - basic and diluted	$(2.48)	$(7.70)	$(6.86)	$(11.81)

* Net loss attributable to common stockholders was computed by deducting preferred dividends of $330,985 and $657,079 for the three and six months ended June 30, 2021, respectively. Net loss attributable to common stockholders was computed by deducting preferred dividends of $311,849 and $619,090 for the three and six months ended June 30, 2020, respectively.

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). For the three and six months ended June 30, 2021, the convertible senior notes interest and related weighted common share equivalent of 3,012,120 and 3,430,432, respectively, were excluded from the diluted earnings per share calculation since they would have been anti-dilutive. For the three and six months ended June 30, 2020, the convertible senior notes interest and related weighted common share equivalent of 3,717,354 and 3,746,060, respectively, were excluded from the diluted earnings per share calculation since they would have been anti-dilutive. Potentially dilutive restricted stock awards and units of 291,187 and 267,631 for each of the three and six months ended June 30, 2021, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive. Potentially dilutive restricted stock awards and units of 603,479 and 609,909 for each of the three and six months ended June 30, 2020, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.

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

June 30, 2021

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

In May 2021, $2.0 million of the New Oasis Notes (including $93,805 in PIK interest) were converted for 354,170 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $4.0 million.

In June 2021, $5.0 million of the New Oasis Notes (including $245,040 in PIK interest) were converted for 885,425 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $10.3 million.

No dividend was declared or paid in the three and six months ended June 30, 2021 and 2020.

Preferred Stock

On August 9, 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of June 30, 2021 and December 31, 2020, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends have been declared or paid. For the three and six months ended June 30, 2021, the Company recorded $330,985 and $657,079 of preferred stock dividends as an increase in the value of the Series A Preferred Stock, respectively. For the three and six months ended June 30, 2020, the Company recorded $311,849 and $619,090 of preferred stock dividends as an increase in the value of the Series A Preferred Stock, respectively.

The Series A Preferred Stock has no stated maturity, however, the Company has the right to redeem all or a portion of the Series A Preferred Stock at its Liquidation Preference (as defined below) at any time after payment in full of the 2019 Recap Term Loan. In addition, upon the occurrence of certain change of control type events, holders of the Series A Preferred Stock are entitled to receive an amount (the “Liquidation Preference”), in preference to holders of Common Stock or other junior stock, equal to (i) 20% of the Accreted Value in the case of a certain specified transaction, or (ii) otherwise, 150% of the Accreted value, plus any accrued and unpaid dividends.

The Company has the right, but is not required, to repurchase all or a portion of the Series A Preferred Stock at its Liquidation Preference at any time after payment in full of the 2019 Recap Term Loan (see Note 5 - Debt). The Series A Preferred Stock does not have any voting rights, except to the extent required by the Delaware General Corporation Law, except for the exclusive right to elect the Series A Preferred Directors (as described below) and except for certain approval rights over certain transactions (as described below). These approval rights require the prior consent of specified percentages of holders (or in certain cases, all holders) of the Series A Preferred Stock in order for the Company to take certain actions, including the issuance of additional shares of Series A Preferred Stock or parity stock, the issuance of senior stock, certain amendments to the Amended and Restated Certificate of Incorporation, the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”), the Second Amended and Restated By-laws or the Amended and Restated Nominating and Corporate Governance Committee Charter, material changes in the Company’s line of business and certain change of control type transactions. In addition, the Certificate of Designations provides that the approval of at least six directors is required for any related person transaction within the meaning of Item 404 of Regulation S-K under the Securities Act of 1933, as amended, including, without limitation, the adoption of, or any amendment, modification or waiver of, any agreement or arrangement related to any such transaction. The Certificate of Designations also includes restrictions on the ability of the Company to pay dividends on or make distributions with respect to, or redeem or repurchase, shares of Common Stock or other junior stock. In addition, holders of the Series A Preferred Stock have preemptive rights regarding future issuance of Series A Preferred Stock or parity stock.

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

June 30, 2021

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

As of June 30, 2021, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $2.4 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $17.0 million. As of December 31, 2020, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $1.7 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $8.1 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2021	2020
Balance, January 1,	$1,740	$483
Preferred stock accrued dividends	326	307
Balance, March 31,	2,066	790
Preferred stock accrued dividends	331	312
Balance, June 30,	$2,397	$1,102

Note 10 — Joint Ventures

On December 16, 2009, the Company entered into a joint venture agreement with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company in which it owned fifty percent interest. The joint venture (“Pacific Animation Partners”) was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. The joint venture was terminated on December 2, 2020. For the three and six months ended June 30, 2021 the Company recognized income from Pacific Animation Partners of nil. For the three and six months ended June 30, 2020, the Company recognized income from the joint venture of nil and $2,000, respectively.

As of June 30, 2021 and December 31, 2020, the balance of the investment in Pacific Animation Partners is nil.

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income was $24,000 and $59,000 for the three and six months ended June 30, 2021, respectively. The non-controlling interest’s share of the income was $8,000 and $48,000 for the three and six months ended June 30, 2020, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for the three and six months ended June 30, 2021 and 2020 was nil. As of June 30, 2021, Meisheng beneficially owns more than 7.0% of the Company’s outstanding common stock.

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

Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the three and six months ended June 30, 2021, the Company made inventory-related payments to Meisheng of approximately $21.8 million and $29.2 million, respectively. For the three and six months ended June 30, 2020, the Company made inventory-related payments to Meisheng of approximately $14.0 million and $23.0 million, respectively. As of June 30, 2021 and December 31, 2020, amounts due to Meisheng for inventory received by the Company, but not paid totaled $19.6 million and $10.1 million, respectively.

Note 11 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on the Company's April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the six months ended June 30, 2021.

As of June 30, 2021, $35.1 million of goodwill was allocated to the Toys/Consumer Products reporting unit, which had a negative carrying value.

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of June 30, 2021 and December 31, 2020 include the following (in thousands, except for weighted useful lives):

		June 30, 2021			December 31, 2020
	Weighted	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(20,130)	$—	$20,130	$(20,130)	$—
Product lines	10.36	33,858	(32,335)	1,523	33,858	(31,827)	2,031
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(58,817)	$1,523	$60,340	$(58,309)	$2,031
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

Note 13 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Loss	$(15,060)	$(23,268)	$(39,111)	$(35,266)
Other comprehensive income (loss):
Foreign currency translation adjustment	380	81	322	(1,553)
Comprehensive loss	(14,680)	(23,187)	(38,789)	(36,819)
Less: Comprehensive income attributable to non-controlling interests	24	8	59	48
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(14,704)	$(23,195)	$(38,848)	$(36,867)

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

The following table summarizes the total share-based compensation expense recognized for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Share-based compensation expense	$383	$714	$765	$966

Restricted Stock Awards

Restricted stock award activity (including those with performance-based vesting criteria) for the six months ended June 30, 2021 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	507,867	$12.73
Awarded	113,896	4.98
Vested	(97,645)	20.87
Forfeited	(93,352)	12.67
Outstanding, June 30, 2021	430,766	8.85

As of June 30, 2021, there was $1.9 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.09 years.

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the six months ended June 30, 2021 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	131,517	$6.32
Awarded	—	—
Vested	(5,807)	51.50
Forfeited	—	—
Outstanding, June 30, 2021	125,710	4.24

As of June 30, 2021, there was $0.3 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.20 years.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

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

The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements
		as of June 30, 2021
	Carrying Amount as of	Level 1	Level 2	Level 3
	June 30, 2021
3.25% convertible senior notes due in 2023	$27,391	$—	$—	$27,391
Preferred stock derivative liability	16,976	—	—	16,976

		Fair Value Measurements
		as of December 31, 2020
	Carrying Amount as of	Level 1	Level 2	Level 3
	December 31, 2020
3.25% convertible senior notes due in 2023	$34,134	$—	$—	$34,134
Preferred stock derivative liability	8,062	—	—	8,062

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

3.25% convertible senior notes due in 2023	2021	2020
Balance, January 1,	$34,134	$50,753
Conversion of convertible senior notes	(19,872)	(9,473)
Change in fair value	12,844	52
PIK interest	285	925
Balance, June 30,	$27,391	$42,257

Preferred stock derivative liability	2021	2020
Balance, January 1,	$8,062	$5,247
Change in fair value	8,914	(2,083)
Balance, June 30,	$16,976	$3,164

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

Note 17 — Related Party Transactions

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., (“MC&C”) for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income was $24,000 and $59,000 for the three and six months ended June 30, 2021, respectively. The non-controlling interest’s share of the income was $8,000 and $48,000 for the three and six months ended June 30, 2020, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for three and six months ended June 30, 2021 and 2020 was nil. MC&C is an affiliate of Meisheng. As of June 30, 2021, Meisheng beneficially owns more than 7.0% of the Company’s outstanding common stock.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the three and six months ended June 30, 2021, the Company made inventory-related payments to Meisheng of approximately $21.8 million and $29.2 million, respectively. For the three and six months ended June 30, 2020, the Company made inventory-related payments to Meisheng of approximately $14.0 million and $23.0 million, respectively. As of June 30, 2021 and December 31, 2020, amounts due to Meisheng for inventory received by the Company, but not paid totaled $19.6 million and $10.1 million, respectively.

A director of the Company is a portfolio manager at Oasis Management. In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.6 million face amount of its 4.25% convertible senior notes due in 2018, to exchange and extend the maturity date of these notes to November 1, 2020. The transaction closed on November 7, 2017. In July 2018, the Company closed a transaction with Oasis Management and Oasis Investments II Master Fund Ltd., to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued in November 2017. In August 2019, the Company entered into the Recapitalization Transaction. In connection with the Recapitalization Transaction, the Company issued (i) amended and restated notes with respect to the $21.6 million Oasis Note issued on November 7, 2017, and the $8.0 million Oasis Note issued on July 26, 2018, and (ii) a new $8.0 million convertible senior note having the same terms as such amended and restated notes. Interest on the New Oasis Notes is payable on each May 1 and November 1 until maturity and accrues at an annual rate of (i) 3.25% if paid in cash or 5.00% if paid in stock plus (ii) 2.75% payable in kind. The New Oasis Notes mature 91 days after the amounts outstanding under the 2019 Recap Term Loan are paid in full, and in no event later than July 3, 2023. The maturity date for the convertible senior notes has been accelerated to September 2021 due to the repayment and termination of the 2019 Recap Term Loan Agreement which triggered the early maturity of the notes.

A director of the Company is a director at Benefit Street Partners. On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd. The transaction closed on February 8, 2021. As of June 30, 2021, Benefit Street Partners held $10.7 million in principal amount (including $0.2 million in PIK interest) of the New Oasis Notes. On June 2, 2021, the Company entered into the 2021 BSP Term Loan Agreement with Benefit Street Partners as Sole Lead Arranger for a $99.0 million Initial Term Loan and a $19.0 million Delayed Draw Term Loan. Net proceeds from the issuance of the 2021 BSP Term Loan, after deduction of $2.2 million in closing fees and $0.5 million of other administrative fees paid directly to the lenders, totaled $96.3 million. These fees are being amortized over the life of the 2021 BSP Term Loan. Proceeds from the 2021 BSP Term Loan, together with available cash from the Company, were used to repay the Company’s 2019 Recap Term Loan. Proceeds from the Delayed Draw Term Loan may be used to redeem any of the Company’s outstanding 3.25% convertible senior notes due 2023. On July 29, 2021 the Company terminated its Delayed Draw Term Loan option.

Amounts outstanding under the 2021 BSP Term Loan will bear interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. The 2021 BSP Term Loan matures in June 2027.

The 2021 BSP Term Loan Agreement contains negative covenants, events of default, and the obligations under the 2021 BSP Term Loan Agreement are guaranteed by the Company. The terms, covenants, events of default, and Company obligations are described in more detail in Note 5 – Debt, as well as in the 2021 BSP Term Loan Agreement. As of June 30, 2021, Benefit Street Partners held $99.0 million in principal amount of the 2021 BSP Term Loan.

A director of the Company is the managing Partner and portfolio manager at Axar Capital Management. As of June 30, 2021, Axar Capital Management held nil in principal amount of the 2019 Recap Term Loan. As of December 31, 2020, Axar Capital Management held $24.3 million in principal amount (including $0.9 million in payment-in-kind interest) of the 2019 Recap Term Loan.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

Note 18 — Prepaid Expense and Other Assets

Prepaid expenses and other assets as of June 30, 2021 and December 31, 2020 consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Royalty advances	$12,174	$13,518
Short term deposits	11,674	—
Prepaid expenses	5,329	2,490
Employee retention credit	2,327	300
Income taxes receivable	990	927
Other assets	1	4
Prepaid expenses and other assets	$32,495	$17,239

Note 19 — Subsequent Events

In July 2021, $11.2 million (including $583,540 in PIK interest) of the New Oasis Notes were converted for 1,975,164 shares of common stock.

On July 29, 2021 the Company terminated its Delayed Draw Term Loan option.

In August 2021, $2.5 million (including $132,395 in PIK interest) of the New Oasis Notes were converted for 442,713 shares of common stock.

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

In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures intended to help minimize the risk to our Company, employees and customers, including the following:

•

On March 23, 2020, we encouraged our staff to begin working from home. In the US, we began to return to an in-office working model in July 2021, but have paused that transition in consideration of the rise in cases attributable to the Delta-variant of COVID-19. We plan to monitor infection and transmission rates on a weekly basis and do not have an anticipated date for a more traditional work-from office operating model, while also remaining cognizant of federal, state and local guidelines;

•

Although our distribution center in City of Industry, California currently continues to operate, we continue to evaluate its operations, and may elect, or be required, to shut down its operations temporarily at any time in the future;

•	We have significantly reduced non-essential travel for our employees; and

•	We are minimizing employee attendance at industry events and in-person work-related meetings.

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

Our reserve for sales returns and allowances amounted to $42.3 million as of June 30, 2021 and $42.1 million as of December 31, 2020.

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

Based on our April 1 annual assessment, we determined that the fair values of our reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the six months ended June 30, 2021.

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

Discrete Items for Income Taxes. The discrete benefit recorded in the six months ended June 30, 2021 is $0.3 million which is primarily related to the change in uncertain tax positions offset by state income taxes, foreign return-to-provision adjustments, and excess tax deficiencies fully offset by valuation allowance. For the comparable period in 2020, a discrete tax expense of $29,000 was recorded related to excess tax deficiencies fully offset by valuation allowance, state income taxes, foreign return-to-provision adjustment, and change in uncertain tax positions.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of June 30, 2021, and December 31, 2020, our income tax reserves were approximately $0.2 million and $1.0 million, respectively. The $0.2 million balance primarily relates to the potential tax settlements in Hong Kong. Our income tax reserves are included in income tax payable on the Condensed Consolidated Balance Sheets and within provision for (benefit from) income taxes on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.6	78.7	70.4	77.2
Gross profit	28.4	21.3	29.6	22.8
Selling, general and administrative expenses	26.8	31.3	30.0	39.2
Restructuring charge	—	2.1	—	1.1
Pandemic related charges	—	0.3	—	0.2
Income (loss) from operations	1.6	(12.4)	(0.4)	(17.7)
Income from joint ventures	—	—	—	—
Other income (expense), net	0.1	—	—	—
Change in fair value of preferred stock derivative liability	(1.4)	—	(4.5)	—
Change in fair value of convertible senior notes	(3.4)	(9.8)	(6.6)	1.4
Loss on debt extinguishment	(6.5)	—	(3.8)	—
Interest income	—	—	—	—
Interest expense	(3.9)	(7.0)	(4.7)	(7.6)
Loss before provision for (benefit from) income taxes	(13.5)	(29.2)	(20.0)	(23.9)
Provision for (benefit from) income taxes	(0.1)	0.3	—	0.4
Net loss	(13.4)	(29.5)	(20.0)	(24.3)
Net income attributable to non-controlling interests	—	—	—	—
Net loss attributable to JAKKS Pacific, Inc.	(13.4)%	(29.5)%	(20.0)%	(24.3)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2021	2020	2021	2020
Net Sales
Toys/Consumer Products	$81,538	$56,214	$161,413	$118,779
Costumes	30,814	22,544	34,782	26,536
	112,352	78,758	196,195	145,315
Cost of Sales
Toys/Consumer Products	55,977	42,942	110,169	90,378
Costumes	24,478	19,046	28,035	21,817
	80,455	61,988	138,204	112,195
Gross Profit
Toys/Consumer Products	25,561	13,272	51,244	28,401
Costumes	6,336	3,498	6,747	4,719
	$31,897	$16,770	$57,991	$33,120

Comparison of the Three Months Ended June 30, 2021 and 2020

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $81.5 million for the three months ended June 30, 2021 compared to $56.2 million for the prior year period, representing an increase of $25.3 million, or 45.0%. Double-digit sales growth was seen across all the Boys and Girls divisions, while sales for the Seasonal/Outdoor division were flat. Sales from Boys’ toys increased in the quarter led by video game related toys like Nintendo® and Sonic the Hedgehog®. Girls’ toys saw increases from Disney Princess® and Disney Raya®, with positive contributions from Perfectly Cute®. Sales from Redo helped keep the Seasonal division flat over the prior year period.

Costumes. Net sales of our Costumes segment were $30.8 million for the three months ended June 30, 2021 compared to $22.5 million for the prior year period, representing an increase of $8.3 million, or 36.9%. Sales for the quarter increased as retailers are planning for a stronger Halloween than prior year.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $56.0 million, or 68.7% of related net sales for the three months ended June 30, 2021 compared to $42.9 million, or 76.3% of related net sales for the prior year period, representing an increase of $13.1 million, or 30.5%. The increase in dollars is due to higher overall sales in 2021. The decrease as a percentage of net sales, year over year, is due to lower average manufacturing costs resulting from a focused effort to design and develop our product lines for greater product margins as well as a reduction in the volume of lower margin closeout sales. A lower average royalty rate, in part driven by the mix of products sold in the quarter also contributed to the decrease.

Costumes. Cost of sales of our Costumes segment was $24.5 million, or 79.5% of related net sales for the three months ended June 30, 2021 compared to $19.0 million, or 84.4% of related net sales for the prior year period, representing an increase in dollars of $5.5 million, or 28.9%. The increase in dollars is due to higher sales, while the decrease in percentage of net sales, year over year, is due to a focused effort to design and develop our product lines for greater margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $30.1 million for the three months ended June 30, 2021 compared to $24.7 million for the prior year period constituting 26.8% and 31.3% of net sales, respectively. Selling, general and administrative expenses increased by $5.4 million from the prior year period primarily as a result of higher warehousing and freight charges due to increased shipping for the quarter.

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

Interest Expense

Interest expense was $4.4 million for the three months ended June 30, 2021, as compared to $5.5 million in the prior year period. During the three months ended June 30, 2021, we booked interest expense of $3.0 million related to our 2019 Recap Term Loan, $0.9 million related to our 2021 BSP Term Loan, $0.3 million related to our convertible senior notes due in 2023 and $0.2 million related to our revolving credit facility. During the three months ended June 30, 2020, we booked interest expense of $0.6 million related to our convertible senior notes due in 2020 and 2023, $4.6 million related to our 2019 Recap Term Loan and $0.3 million related to our revolving credit facility.

Provision for (Benefit from) Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $0.1 million, or an effective tax rate of 0.7%, for the three months ended June 30, 2021. During the comparable period in 2020, our income tax expense was $0.3 million, or an effective tax rate of (1.2)%.

Comparison of the Six Months Ended June 30, 2021 and 2020

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $161.4 million for the six months ended June 30, 2021 compared to $118.8 million for the prior year period, representing an increase of $42.6 million, or 35.9%. The increase in net sales is primarily driven by strong performance across the Boys, Girls and Seasonal/Outdoor divisions.

Costumes. Net sales of our Costumes segment were $34.8 million for the six months ended June 30, 2021 compared to $26.5 million for the prior year period, representing an increase of $8.3 million, or 31.3%. Sales were higher due to retailers’ plans for a return to a more normal Halloween in 2021.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $110.2 million, or 68.3% of related net sales for the six months ended June 30, 2021 compared to $90.4 million, or 76.1% of related net sales for the prior year period, representing an increase of $19.8 million, or 21.9%. The increase in dollars is due to higher overall sales in 2021. The decrease as a percentage of net sales, year over year, is due to lower average manufacturing costs resulting from a focused effort to design and develop our product lines for greater product margins. This decrease is partially offset by a higher average royalty rate, in part driven by the mix of products sold during the six-month period.

Costumes. Cost of sales of our Costumes segment was $28.0 million, or 80.5% of related net sales for the six months ended June 30, 2021 compared to $21.8 million, or 82.2% of related net sales for the prior year period, representing an increase in dollars of $6.2 million, or 28.4%. The increase in dollars is due to higher overall sales in 2021. The decrease in percentage of net sales is due to a focused effort to design and develop our product lines for greater margin, partially offset by higher ocean freight expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $58.9 million for the six months ended June 30, 2021 compared to $57.0 million for the prior year period constituting 30.0% and 39.2% of net sales, respectively. Selling, general and administrative expenses increased by $1.9 million from the prior year period due to slightly higher Direct Selling and Product Development and Testing expenses.

Restructuring Charge

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

Interest Expense

Interest expense was $9.2 million for the six months ended June 30, 2021, as compared to $11.1 million in the prior year period. During the six months ended June 30, 2021, we booked interest expense of $7.3 million related to our 2019 Recap Term Loan, $0.9 million related to our 2021 BSP Term Loan, $0.6 million related to our convertible senior notes due in 2023 and $0.4 million related to our revolving credit facility. During the six months ended June 30, 2020, we booked interest expense of $1.2 million related to our convertible senior notes due in 2020 and 2023, $9.3 million related to our 2019 Recap Term Loan and $0.6 million related to our revolving credit facility.

Provision for (Benefit From) Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $12,000, or an effective tax rate of 0.0%, for the six months ended June 30, 2021. During the comparable period in 2020, our income tax expense was $0.5 million, or an effective tax rate of (1.6)%.

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

Liquidity and Capital Resources

As of June 30, 2021, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $45.9 million, compared to $112.6 million as of December 31, 2020, representing a decrease in working capital of $66.7 million during the six month period ended June 30, 2021. The decrease in working capital is primarily due to the refinancing of our debt resulting in lower cash balances and higher short term debt due to the acceleration of the maturity of our convertible senior notes to mature in early September 2021, as well as, an increase in accounts payable. These decreases are partially offset by increases in inventory and prepaid and other expenses.

Operating activities used net cash of $18.5 million during the six months ended June 30, 2021, as compared to $11.9 million in the prior year period. The decrease in net cash during the six months ended June 30, 2021 was primarily impacted by the net loss, excluding the impact of non-cash charges, and an increase in accounts receivable, inventory, and prepaid expenses and other assets, partially offset by an increase in accounts payable. Net cash during the six months ended June 30, 2020 was primarily impacted by a decrease in accounts payable, accrued expenses and reserve for sales returns and allowances, partially offset by a decrease in accounts receivable. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 23% payable on net sales of such products. As of June 30, 2021, these agreements required future aggregate minimum royalty guarantees of $29.8 million exclusive of $12.2 million in advances already paid. Of this $29.8 million future minimum royalty guarantee, $20.0 million is due over the next twelve months.

Our investing activities used net cash of $3.7 million in the six months ended June 30, 2021, as compared to using net cash of $4.3 million in the prior year period, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Our financing activities used cash of $32.5 million for the six months ended June 30, 2021, consisting of the repayment of our 2019 Recap Term Loan of $125.8 million, as well as, debt issuance costs of $2.8 million incurred in connection with the refinancing of our debt (see Note 5 - Debt), partially offset by the net proceeds from the issuance of our 2021 BSP Term Loan of $96.3 million. Our financing activities provided net cash of $4.1 million for the six months ended June 30, 2020, primarily consisting of proceeds from the loan under the Paycheck Protection Program, partially offset by the retirement of convertible senior notes.

As of June 30, 2021, we have $99.0 million of outstanding indebtedness under our first-lien secured term loan (the “2021 BSP Term Loan Agreement”) and we have no outstanding indebtedness under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $11.0 million in letters of credit. We also have a $6.2 million PPP Loan under the PPP provided under the CARES Act and $14.1 million (including $0.7 million in PIK interest) of outstanding indebtedness under the New Oasis Notes.

The First Lien Term Loan Facility Credit Agreement (the “2021 BSP Term Loan Agreement”) and the Credit Agreement with JPMorgan Chase Bank, N.A., as agent and lender (the “JPMorgan ABL Credit Agreement”) each contain negative covenants that, subject to certain exceptions, limit our ability and our subsidiaries ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The terms of the 2021 BSP Term Loan Agreement also require us to maintain a Net Leverage Ratio of 4:00x, with step-downs occurring each fiscal year starting with the quarter ending March 31, 2022 through the quarter ending September 30, 2024 in which we are required to maintain a Net Leverage Ratio of 3:00x. As of the Closing Date, we must maintain a minimum cash balance of not less than $20.0 million. The minimum cash balance can be reduced to $15.0 million in increments of $1.0 million for every $5.0 million in principal repayment of the 2021 BSP Term Loan. The terms of the JPMorgan ABL Credit Agreement also subject us to a springing fixed charge coverage ratio covenant of not less than 1.1 to 1.0 under certain circumstances. The terms of both Agreements are described in more detail in their respective Agreements.

The 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement contain events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, certain judgment defaults and a change of control as specified in each Agreement. If an event of default occurs under either Agreement, the maturity of the amounts owed under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement may be accelerated.

We were in compliance with the financial covenants under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement as of June 30, 2021.

See Note 5 – Debt and Note 6 – Credit Facilities for additional information pertaining to our Debt and Credit Facilities.

As of June 30, 2021 and December 31, 2020, we held cash and cash equivalents, including restricted cash, of $38.3 million and $92.7 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $18.0 million and $48.7 million as of June 30, 2021 and December 31, 2020, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of June 30, 2021.

Our primary sources of working capital are cash flows from operations and borrowings under our JPMorgan ABL Facility (see Note 6 - Credit Facilities).

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

Off-Balance Sheet Arrangements

As of June 30, 2021, off-balance sheet arrangements include letters of credit issued by JPMorgan of $11.0 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2021, we have outstanding convertible senior notes payable of $14.1 million (including $0.7 million in PIK interest) principal amount due July 2023 with a fixed interest rate of (i) 3.25% per annum if paid in cash or 5.00% per annum if paid in stock plus (ii) 2.75% per annum payable in kind. The maturity date for the convertible senior notes has been accelerated to September 2021 due to the repayment and termination of the 2019 Recap Term Loan Agreement which triggered the early maturity of the notes. As the interest rates on the notes are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our BSP Term Loan (see Note 5 – Debt) and our 2021 JPMorgan ABL Facility (see Note 6 – Credit Facilities). As of June 30, 2021, we have $99.0 million of outstanding indebtedness under our BSP Term Loan which is due June 2027 with interest at either (I) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1,00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. Borrowings under our JPMorgan ABL Facility bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference an excess availability pricing grid and base rate subject to a 1.00% floor). Borrowings under the BSP Term Loan and 2021 JPMorgan ABL Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the six months ended June 30, 2021, the maximum amount borrowed under the revolving credit facility was nil and the average amount of borrowings outstanding was nil. As of June 30, 2021, the amount of total borrowings outstanding under the revolving credit facility was nil.

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

10.1

Credit Agreement, dated as of June 2, 2021, by and among JAKKS Pacific, Inc., Disguise, Inc., JAKKS Sales LLC, and Moose Mountain Marketing, Inc., as borrowers, other Loan Parties hereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (1)

10.2

First Lien Term Loan Facility Credit Agreement, dated as of June 2, 2021, by and among JAKKS Pacific, Inc. and its subsidiaries parties thereto as borrowers, the lenders party thereto, as lenders, and BSP Agency, LLC, as agent (1)

10.3	Amendment No. 7 to the Employment Agreement of John a/k/a Jack McGrath (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 3, 2021 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 24, 2021 and incorporated herein by reference.

(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: August 9, 2021	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)