Form 10-Q
period 2021-09-30
JAKKS PACIFIC INC
filed 2021-11-12
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 0-28104

JAKKS Pacific, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 9,503,535 as of November 9, 2021.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2021

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Condensed Consolidated Statements of Stockholders' Equity (Deficit)	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	47

Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

Assets	September 30, 2021	December 31, 2020
	(Unaudited)
Current assets
Cash and cash equivalents	$25,897	$87,953
Restricted cash	808	4,740
Accounts receivable, net of allowance for doubtful accounts of $3,761 and $4,566 at September 30, 2021 and December 31, 2020, respectively	209,190	102,254
Inventory	89,796	38,642
Prepaid expenses and other assets	12,370	17,239
Total current assets	338,061	250,828
Property and equipment
Office furniture and equipment	11,940	11,795
Molds and tooling	102,097	95,367
Leasehold improvements	6,873	6,883
Total	120,910	114,045
Less accumulated depreciation and amortization	108,125	100,534
Property and equipment, net	12,785	13,511
Operating lease right-of-use assets, net	18,535	24,393
Other long term assets	3,075	3,223
Intangible assets, net	1,269	2,031
Goodwill	35,083	35,083
Trademarks	300	300
Total assets	$409,108	$329,369
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$105,271	$40,495
Accrued expenses	58,180	39,304
Reserve for sales returns and allowances	47,691	42,108
Income taxes payable	635	484
Short term operating lease liabilities	10,407	9,925
Short term debt, net	1,914	5,950
Total current liabilities	224,098	138,266
Long term operating lease liabilities	9,947	16,883
Debt, non-current portion, net of issuance costs and debt discounts	93,896	150,410
Other liabilities	17,075	8,062
Income taxes payable	215	947
Deferred income taxes, net	123	123
Total liabilities	345,354	314,691

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	2,733	1,740

Stockholders' Equity*
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,503,535 and 5,694,772 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively*	9	6
Additional paid-in capital *	272,568	221,590
Accumulated deficit	(200,259)	(197,423)
Accumulated other comprehensive loss	(12,609)	(12,446)
Total JAKKS Pacific, Inc. stockholders' equity *	59,709	11,727
Non-controlling interests	1,312	1,211
Total stockholders' equity *	61,021	12,938
Total liabilities, preferred stock and stockholders' equity	$409,108	$329,369

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2021	2020	2021	2020
Net sales	$236,957	$242,290	$433,152	$387,605
Cost of sales	162,033	167,674	300,237	279,869
Gross profit	74,924	74,616	132,915	107,736
Selling, general and administrative expenses	38,181	36,958	97,074	93,958
Restructuring charge	—	—	—	1,631
Pandemic related charges	—	145	—	366
Income from operations	36,743	37,513	35,841	11,781
Income from joint ventures	—	—	—	2
Other income (expense), net	129	112	256	166
Change in fair value of preferred stock derivative liability	(99)	(2,707)	(9,013)	(624)
Change in fair value of convertible senior notes	(3,651)	2,809	(16,495)	2,757
Gain on loan forgiveness	6,206	—	6,206	—
Loss on debt extinguishment	—	—	(7,351)	—
Interest income	4	3	10	20
Interest expense	(2,658)	(5,566)	(11,903)	(16,656)
Income (loss) before provision for (benefit from) income taxes	36,674	32,164	(2,449)	(2,554)
Provision for (benefit from) income taxes	298	(267)	286	281
Net income (loss)	36,376	32,431	(2,735)	(2,835)
Net income attributable to non-controlling interests	42	49	101	97
Net income (loss) attributable to Jakks Pacific, Inc.	$36,334	$32,382	$(2,836)	$(2,932)
Net income (loss) attributable to common stockholders	$35,998	$32,066	$(3,829)	$(3,867)
Income (loss) per share - basic*	$4.08	$8.39	$(0.56)	$(1.17)
Shares used in income (loss) per share - basic*	8,823	3,824	6,820	3,307
Income (loss) per share – diluted*	$3.97	$3.19	$(0.56)	$(1.17)
Shares used in income (loss) per share – diluted*	9,073	9,307	6,820	3,307
Comprehensive income (loss)	$35,891	$33,565	$(2,898)	$(3,254)
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$35,849	$33,516	$(2,999)	$(3,351)

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

Three and Nine Months Ended September 30, 2021
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.		Total
		Additional		Other	Stockholders'	Non-	Stockholders'
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Equity
	Stock*	Capital*	Deficit	Loss	(Deficit)*	Interests	(Deficit)*
Balance, December 31, 2020	$6	$221,590	$(197,423)	$(12,446)	$11,727	$1,211	$12,938
Stock-based compensation expense	—	382	—	—	382	—	382
Repurchase of common stock for employee tax withholding	—	(164)	—	—	(164)	—	(164)
Conversion of convertible senior notes	—	5,631	—	—	5,631	—	5,631
Preferred stock accrued dividends	—	(326)	—	—	(326)	—	(326)
Net income (loss)	—	—	(24,086)	—	(24,086)	35	(24,051)
Foreign currency translation adjustment	—	—	—	(58)	(58)	—	(58)
Balance, March 31, 2021	6	227,113	(221,509)	(12,504)	(6,894)	1,246	(5,648)
Stock-based compensation expense	—	383	—	—	383	—	383
Conversion of convertible senior notes	1	14,240	—	—	14,241	—	14,241
Preferred stock accrued dividends	—	(331)	—	—	(331)	—	(331)
Net income (loss)	—	—	(15,084)	—	(15,084)	24	(15,060)
Foreign currency translation adjustment	—	—	—	380	380	—	380
Balance, June 30, 2021	7	241,405	(236,593)	(12,124)	(7,305)	1,270	(6,035)
Stock-based compensation expense	—	615	—	—	615	—	615
Conversion of convertible senior notes	2	30,884	—	—	30,886	—	30,886
Preferred stock accrued dividends	—	(336)	—	—	(336)	—	(336)
Net income	—	—	36,334	—	36,334	42	36,376
Foreign currency translation adjustment	—	—	—	(485)	(485)	—	(485)
Balance, September 30, 2021	$9	$272,568	$(200,259)	$(12,609)	$59,709	$1,312	$61,021

Three and Nine Months Ended September 30, 2020
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.		Total
		Additional		Other	Stockholders'	Non-	Stockholders'
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Equity
	Stock*	Capital*	Deficit	Loss	(Deficit)*	Interests	(Deficit)*
Balance, December 31, 2019	$4	$200,507	$(183,149)	$(14,422)	$2,940	$1,081	$4,021
Stock-based compensation expense	—	252	—	—	252	—	252
Repurchase of common stock for employee tax withholding	—	(172)	—	—	(172)	—	(172)
Preferred stock accrued dividends	—	(307)	—	—	(307)	—	(307)
Net income (loss)	—	—	(12,038)	—	(12,038)	40	(11,998)
Foreign currency translation adjustment	—	—	—	(1,634)	(1,634)	—	(1,634)
Balance, March 31, 2020	4	200,280	(195,187)	(16,056)	(10,959)	1,121	(9,838)
Conversion of convertible senior notes	1	9,472	—	—	9,473	—	9,473
Stock-based compensation expense	—	714	—	—	714	—	714
Repurchase of common stock for employee tax withholding	—	(2)	—	—	(2)	—	(2)
Preferred stock accrued dividends	—	(312)	—	—	(312)	—	(312)
Net income (loss)	—	—	(23,276)	—	(23,276)	8	(23,268)
Foreign currency translation adjustment	—	—	—	81	81	—	81
Balance, June 30, 2020	5	210,152	(218,463)	(15,975)	(24,281)	1,129	(23,152)
Conversion of convertible senior notes	—	1,260	—	—	1,260	—	1,260
Stock-based compensation expense	—	540	—	—	540	—	540
Preferred stock accrued dividends	—	(316)	—	—	(316)	—	(316)
Net income	—	—	32,382	—	32,382	49	32,431
Foreign currency translation adjustment	—	—	—	1,134	1,134	—	1,134
Balance, September 30, 2020	$5	$211,636	$(186,081)	$(14,841)	$10,719	$1,178	$11,897

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	(Unaudited)
	2021	2020
Cash flows from operating activities
Net loss	$(2,735)	$(2,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	(882)	1,793
Depreciation and amortization	8,865	8,992
Payment-in-kind interest	1,625	3,370
Amortization of debt discount	1,325	2,093
Amortization of debt issuance costs	1,181	1,053
Share-based compensation expense	1,380	1,506
Gain on disposal of property and equipment	(67)	(101)
Gain on loan forgiveness	(6,206)	—
Loss on debt extinguishment	7,351	—
Change in fair value of convertible senior notes	16,495	(2,757)
Change in fair value of preferred stock derivative liability	9,013	624
Changes in operating assets and liabilities:
Accounts receivable	(106,054)	(50,640)
Inventory	(51,154)	(324)
Prepaid expenses and other assets	5,830	11,514
Accounts payable	63,809	33,505
Accrued expenses	18,876	4,370
Reserve for sales returns and allowances	5,583	5,852
Income taxes payable	(581)	(1,485)
Other liabilities	(596)	(584)
Total adjustments	(24,207)	18,781
Net cash provided by (used in) operating activities	(26,942)	15,946
Cash flows from investing activities
Purchases of property and equipment	(6,375)	(6,171)
Proceeds from sale of property and equipment	32	51
Net cash used in investing activities	(6,343)	(6,120)
Cash flows from financing activities
Retirement of convertible senior notes	—	(1,905)
Proceeds from loan under the Paycheck Protection Program	—	6,206
Repurchase of common stock for employee tax withholding	(164)	(174)
Net proceeds from issuance of long term debt	96,306	—
Deferred issuance costs	(2,629)	—
Repayment of 2019 Recap Term Loan	(125,805)	—
Repayment of 2021 BSP Term Loan	(248)	—
Net cash provided by (used in) financing activities	(32,540)	4,127
Net decrease in cash, cash equivalents and restricted cash	(65,825)	13,953
Effect of foreign currency translation	(163)	(419)
Cash, cash equivalents and restricted cash, beginning of period	92,693	66,286
Cash, cash equivalents and restricted cash, end of period	$26,705	$79,820
Supplemental disclosures of non-cash financing activities:
Forgiveness of Paycheck Protection Program Loan	$6,206	$—
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,155	$2,846
Cash paid for interest	$11,462	$12,344

As of September 30, 2021, there was $3.1 million of property and equipment purchases included in accounts payable. As of September 30, 2020, there was $2.9 million of property and equipment purchases included in accounts payable.

See Notes 1, 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The new guidance eliminates two of the three models in ASC 470-20, which required entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-15 will be accounted for separately. In addition, the amendments in ASU 2020-06 eliminate some of the requirements in ASC 815-40 related to equity classification. The amendments in ASU 2020-06 further revised the guidance in ASC 260, Earnings Per Share (“EPS”), to address how convertible instruments are accounted for in calculating diluted EPS, and require enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The new standard is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within these fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its condensed consolidated financial statements.

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

On June 12, 2020, the Company received a $6.2 million loan under the Paycheck Protection Program (the “PPP Loan”) within the CARES Act. The PPP Loan matures on June 2, 2022 and was subject to the CARES Act terms which included, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP Loan allowed for prepayment at any time prior to maturity with no prepayment penalties. The PPP Loan was subject to events of default and other provisions customary for a loan of this type. The application for the loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. A PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. The forgiveness of the loan was also dependent on the Company having initially qualified for the loan.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

In June 2021, the Company filed its application for forgiveness of the entirety of its PPP loan. On September 10, 2021, the full amount of the PPP Loan was forgiven. Income from the forgiveness of the PPP Loan is recognized as a $6.2 million gain on loan forgiveness in the condensed consolidated statements of operations.

The CARES Act also provided an employee retention credit (“ERC”) which was a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through year end. The Company became eligible for the credit beginning on March 16, 2020.

The CAA extended and expanded the availability of the ERC through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 ("ARP"), enacted on March 11, 2021, extended and expanded the availability of the ERC through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company will qualify for the employee retention credit for quarters where the Company’s operations were partially suspended due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19. During the three and nine months ended September 30, 2021, the Company recorded nil and $2.0 million, respectively, related to the ERC as an offset within selling, general and administrative expenses on the Company’s condensed consolidated statements of operations and within prepaid expenses and other assets on the Company's condensed consolidated balance sheet (See Note 18 – Prepaid Expenses and Other Assets).

As of September 30, 2021 and December 31, 2020, the Company held cash and cash equivalents, including restricted cash, of $26.7 million and $92.7 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $20.6 million and $48.7 million as of September 30, 2021 and December 31, 2020, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of September 30, 2021.

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

September 30, 2021

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

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a First Lien Term Loan Facility Credit Agreement (the “2021 BSP Term Loan Agreement”) with Benefit Street Partners L.L.C., as Sole Lead Arranger, and BSP Agency, LLC, as agent, for a $99.0 million first-lien secured term loan (the “Initial Term Loan”) and a $19.0 million delayed draw term loan (the “Delayed Draw Term Loan” and collectively, the “2021 BSP Term Loan”). Net proceeds from the issuance of the 2021 BSP Term Loan, after deduction of $2.2 million in closing fees and $0.5 million of other administrative fees paid directly to the lenders, totaled $96.3 million. These fees are being amortized over the life of the 2021 BSP Term Loan. Proceeds from the Initial Term Loan, together with available cash from the Company, were used to repay the Company’s existing term loan (the “2019 Recap Term Loan,” formerly known as the “New Term Loan” in prior filings) under the agreement dated as of August 9, 2019 with Cortland Capital Market Services LLC, as agent for certain investor parties. The Delayed Draw Term Loan provision was secured to redeem any of the Company’s outstanding 2023 Convertible Senior Notes (the “New Oasis Notes” or “3.25% convertible senior notes due 2023”), upon its maturity, which, upon repayment of the 2019 Recap Term Loan, accelerated to no later than 91 days from the repayment of the 2019 Recap Term Loan, or September 1, 2021. On July 29, 2021 the Company terminated its Delayed Draw Term Loan option as it determined it had sufficient liquidity to fund any outstanding convertible senior notes that remained upon maturity. As of September 30, 2021, the Company had $0.1 million of outstanding indebtedness under the New Oasis Notes due to residual interest owed.

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

September 30, 2021

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

As of September 30, 2021, the Company had $98.8 million of outstanding indebtedness under the 2021 BSP Term Loan Agreement and no outstanding indebtedness under its amended and extended JPMorgan ABL Credit Agreement with JPM Chase aside from utilizing $9.7 million in Letters of Credit.

On June 2, 2021, the Company repaid in full and terminated the First Lien Term Loan Facility Credit Agreement (the “2019 Recap Term Loan Agreement,” formerly known as the “New Term Loan Agreement” in prior filings), dated as of August 9, 2019, with Cortland Capital Market Services LLC, as agent. The Wells Fargo ABL Credit Facility Agreement was also terminated as of June 2, 2021.

The Company was in compliance with the financial covenants under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement as of September 30, 2021.

The Company’s unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company believes that cash and cash equivalents, including restricted cash, projected cash flow from operations, and borrowings under the Company’s credit facility are sufficient to meet the Company’s working capital and capital expenditure requirements for the next 12 months.

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

The Toys/Consumer Products segment includes action figures, vehicles, play sets, plush products, dolls, electronic products, construction toys, infant and pre-school toys, child-sized and hand-held role play toys and everyday costume play, foot-to-floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, kids’ indoor and outdoor furniture, and related products, and makeup and skincare products under the C'est Moi™ brand.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Sales
Toys/Consumer Products	$172,952	$187,309	$334,365	$306,088
Costumes	64,005	54,981	98,787	81,517
	$236,957	$242,290	$433,152	$387,605

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income from Operations
Toys/Consumer Products	$30,378	$33,843	$35,594	$15,493
Costumes	6,365	3,670	247	(3,712)
	$36,743	$37,513	$35,841	$11,781

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Depreciation and Amortization Expense
Toys/Consumer Products	$3,977	$4,280	$8,229	$8,396
Costumes	316	251	636	596
	$4,293	$4,531	$8,865	$8,992

	September 30,	December 31,
	2021	2020
Assets
Toys/Consumer Products	$348,544	$315,838
Costumes	60,564	13,531
	$409,108	$329,369

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Long-lived Assets
United States	$17,869	$23,607
China	10,984	10,773
United Kingdom	1,325	1,458
Hong Kong	979	1,870
Mexico	84	96
Canada	79	100
	$31,320	$37,904

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Sales by Customer Area
United States	$199,136	$202,303	$363,317	$320,998
Europe	20,836	21,045	38,103	34,424
Canada	8,094	9,523	12,403	14,555
Latin America	4,503	4,504	8,123	6,586
Asia	2,635	2,744	6,214	5,976
Australia & New Zealand	1,490	1,936	3,927	4,269
Middle East & Africa	263	235	1,065	797
	$236,957	$242,290	$433,152	$387,605

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Target	$67,130	28.3%	$60,683	25.0%	$120,458	27.8%	$94,227	24.3%
Wal-Mart	56,822	24.0	75,018	31.0	113,152	26.1	115,736	29.9
Amazon	27,504	11.6	21,784	9.0	41,168	9.5	32,772	8.4
	$151,456	63.9%	$157,485	65.0%	$274,778	63.4%	$242,735	62.6%

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

September 30, 2021

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$101	$135
Finished goods	89,695	38,507
	$89,796	$38,642

As of September 30, 2021 and December 31, 2020, the inventory obsolescence reserve was $7.1 million and $10.8 million, respectively.

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

The Company’s reserve for sales returns and allowances amounted to $47.7 million as of September 30, 2021, compared to $42.1 million as of December 31, 2020.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

Note 5 — Debt

Convertible senior notes

Convertible senior notes consist of the following (in thousands):

	September 30, 2021	December 31, 2020
3.25% convertible senior notes due 2023*	$182	$34,134

* The amounts presented for the 3.25% convertible senior notes due 2023 within the table represent the fair value as of September 30, 2021 and December 31, 2020 (see Note 16 - Fair Value Measurements). The principal amount of these notes is nil and $22.9 million as of September 30, 2021 and December 31, 2020, respectively. The accrued, but unpaid, PIK interest is $0.1 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively.

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

September 30, 2021

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

In June 2020, $7.1 million of the New Oasis Notes (including $0.2 million in PIK interest) were converted for 710,100 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $9.5 million. In August 2020, $1.0 million of the New Oasis Notes (including $27,288 in PIK interest) were converted for 177,085 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $1.3 million. In October 2020, $2.0 million of the New Oasis Notes (including $63,225 in PIK interest) were converted for 354,170 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $2.6 million. In November 2020, $4.0 million of the New Oasis Notes (including $138,248 in PIK interest) were converted for 708,340 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $5.4 million. In December 2020, $1.0 million of the New Oasis Notes (including $36,528 in PIK interest) were converted for 177,085 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $1.4 million. In March 2021, $3.0 million of the New Oasis Notes (including $128,230 in PIK interest) were converted for 531,255 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $5.6 million. In May 2021, $2.0 million of the New Oasis Notes (including $93,805 in PIK interest) were converted for 354,170 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $4.0 million. In June 2021, $5.0 million of the New Oasis Notes (including $245,040 in PIK interest) were converted for 885,425 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $10.3 million. In July 2021, $11.2 million of the New Oasis Notes (including $583,540 in PIK interest) were converted for 1,975,164 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $23.8 million. In August 2021, $2.8 million of the New Oasis Notes (including $150,039 in PIK interest) were converted for 500,814 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $7.1 million.

A director of the Company is a portfolio manager at Oasis Management.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

The Company has elected to measure and present the New Oasis Notes at fair value using Level 3 inputs and as a result, recognized a loss of $3.7 million and a gain of $2.8 million for the three months ended September 30, 2021 and 2020, respectively, related to changes in the fair value of the New Oasis Notes. At September 30, 2021 and December 31, 2020, the New Oasis Notes had a fair value of approximately $0.2 million and $34.1 million, respectively (see Note 16 - Fair Value Measurements).

The Company evaluated its credit risk as of September 30, 2021 and determined that there was no change from December 31, 2020.

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. Excluding the impact of the Reverse Stock Split, the initial conversion rate for the 2020 Notes was 103.7613 shares of the Company’s common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. In January 2016, the Company repurchased and retired an aggregate of $2.0 million principal amount of the 2020 Notes. In addition, approximately $0.1 million of the unamortized debt issuance costs were written off and a $0.1 million gain was recognized in conjunction with the retirement of the 2020 Notes.

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

On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd (see Note 17 – Related Party Transactions). The transaction closed on February 8, 2021. As of September 30, 2021, Benefit Street Partners held nil in principal amount of the New Oasis Notes.

Term Loan

Term loan consists of the following (in thousands):

	September 30, 2021			December 31, 2020
		Debt Discount/			Debt Discount/
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs*	Amount	Amount**	Costs*	Amount
2019 Recap Term Loan	$—	$—	$—	$119,801	$(8,471)	$111,330
2021 BSP Term Loan	98,753	(3,124)	95,629	—	—	—

* The term loan was valued using the discounted cash flow method to determine the implied debt discount. The debt discount and issuance costs are being amortized over the life of the term loan on a straight-line basis which approximates the effective interest method.

** The amount presented excludes accrued, but unpaid, PIK interest of $4.7 million as of December 31, 2020.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

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

On October 16, 2020, the Company reached an agreement (the “Amendment”) with holders of its 2019 Recap Term Loan and Wells Fargo, holder of its revolving credit facility, to amend its 2019 Recap Term Loan Agreement and defer its EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement was reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also required the Company to pre-pay $15.0 million of the 2019 Recap Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. In connection with the amendment, on October 20, 2020, the Company paid $15.0 million of its outstanding principal amount and $0.3 million in related interest and PIK interest. As of September 30, 2021, the Company had nil outstanding under the 2019 Recap Term Loan Agreement. As of December 31, 2020, the Company had $124.5 million (including $4.7 million in PIK interest) outstanding under the 2019 Recap Term Loan Agreement, $5.0 million of which is recorded as short term debt, and $114.8 million is recorded as long term debt on the condensed consolidated balance sheet.

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

Amortization expense classified as interest expense related to the $3.8 million of debt issuance costs associated with the issuance of the 2019 Recap Term Loan was nil and $0.4 million for the three and nine months ended September 30, 2021, respectively. Amortization expense classified as interest expense related to the $3.8 million of debt issuance costs associated with the issuance of the 2019 Recap Term Loan was $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively.

Amortization expense classified as interest expense related to the $10.1 million debt discount associated with the issuance of the 2019 Recap Term Loan was nil and $1.2 million for the three and nine months ended September 30, 2021, respectively. Amortization expense classified as interest expense related to the $10.1 million debt discount associated with the issuance of the 2019 Recap Term Loan was $0.7 million and $2.1 million for the three and nine months ended September 30, 2020, respectively.

The fair value of the 2019 Recap Term Loan as of September 30, 2021 and December 31, 2020 was nil and $129.6 million, respectively. The estimated fair value was calculated using a discounted cash flow method and is classified as Level 3 within the fair value hierarchy.

On June 2, 2021, the Company repaid in full and terminated the 2019 Recap Term Loan Agreement, dated as of August 9, 2019, with Cortland Capital Market Services LLC, as agent.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into the 2021 BSP Term Loan Agreement with Benefit Street Partners L.L.C., as Sole Lead Arranger, and BSP Agency, LLC, as agent, for a $99.0 million Initial Term Loan and a $19.0 million Delay Draw Term Loan. Net proceeds from the issuance of the 2021 BSP Term Loan, after deduction of $2.2 million in closing fees and $0.5 million of other administrative fees paid directly to the lenders, totaled $96.3 million. These fees are being amortized over the life of the 2021 BSP Term Loan on a straight-line basis which approximates the effective interest method. Proceeds from the Initial Term Loan, together with available cash from the Company, were used to repay the Company’s 2019 Recap Term Loan under the agreement dated as of August 9, 2019 with Cortland Capital Market Services LLC, as agent for certain investor parties. The Delayed Draw Term Loan provision was designed to provide necessary capital to redeem any of the Company’s outstanding 3.25% convertible senior notes due 2023, upon their maturity, which, upon repayment of the 2019 Recap Term Loan, accelerated to no later than 91 days from the repayment of the 2019 Recap Term Loan, or September 1, 2021. On July 29, the Company terminated its Delayed Draw Term Loan option as it determined it had sufficient liquidity to fund any outstanding convertible senior notes that remained upon maturity. As of September 30, 2021, the Company had $0.1 million of outstanding indebtedness under the New Oasis Notes due to residual interest owed.

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

Amortization expense classified as interest expense related to the $1.0 million of debt issuance costs associated with the issuance of the 2021 BSP Term Loan was $43,533 and $57,627 for the three and nine months ended September 30, 2021.

Amortization expense classified as interest expense related to the $2.3 million debt discount associated with the issuance of the 2021 BSP Term Loan was $94,164 and $124,506 for the three and nine months ended September 30, 2021.

The fair value of the 2021 BSP Term Loan as of September 30, 2021 was $99.4 million. The estimated fair value was calculated using a discounted cash flow method and is classified as Level 3 within the fair value hierarchy.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

Loan under Paycheck Protection Program

On June 12, 2020, the Company received a $6.2 million PPP Loan under the PPP within the CARES Act. The PPP Loan matures on June 2, 2022, and was subject to the CARES Act terms which included, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP Loan allowed for prepayment at any time prior to maturity with no prepayment penalties. The PPP Loan was subject to events of default and other provisions customary for a loan of this type. A PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. On September 10, 2021, the full amount of the PPP Loan was forgiven. Income from the forgiveness of the PPP Loan is recognized as a $6.2 million gain on loan forgiveness in the condensed consolidated statements of operations.

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

The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company was also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of December 31, 2020, the Company was in compliance with the financial covenants under the Amended ABL Facility and the previous Credit Facility, as applicable.

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

September 30, 2021

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

Amortization expense classified as interest expense related to the $1.1 million of debt issuance costs associated with the transaction that closed on August 9, 2019 (i.e., Amended ABL Facility) was nil and $0.2 million for the three and nine months ended September 30, 2021, respectively. Amortization expense classified as interest expense related to the $1.1 million of debt issuance costs associated with the Amended ABL Facility was $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

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

JPMorgan Chase

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

September 30, 2021

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

As of September 30, 2021, the amount of outstanding borrowings was nil and the total excess borrowing availability was $43.1 million.

As of September 30, 2021, off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.7 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 (i.e., JPMorgan ABL Credit Agreement) was $79,888 and $104,630 for the three and nine months ended September 30, 2021, respectively.

Note 7 — Income Taxes

The Company’s income tax expense of $0.3 million for the three months ended September 30, 2021 reflects an effective tax rate of 0.8%. The Company’s income tax benefit of $0.3 million for the three months ended September 30, 2020 reflects an effective tax rate of (0.8%). The tax expense for the three months ended September 30, 2021 relates to foreign income taxes and discrete items. The majority of the tax benefit for the three months ended September 30, 2020 relates to foreign income taxes and discrete items.

The Company’s income tax expense of $0.3 million for the nine months ended September 30, 2021 reflects an effective tax rate of (11.7%). The Company’s income tax expense of $0.3 million for the nine months ended September 30, 2020 reflects an effective tax rate of (11.0%). The majority of the tax expense for the nine months ended September 30, 2021 relates to foreign income taxes offset by discrete items. The majority of the tax expense for the nine months ended September 30, 2020 relates to foreign income taxes and discrete items.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

Note 8 — Income (Loss) Per Share

The following table is a reconciliation of the weighted average shares used in the computation of income (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2021				2020
Income (loss) per share – basic	Income (Loss)		Weighted Average Shares	Per- Share	Income (Loss)		Weighted Average Shares	Per- Share
Net income (loss) attributable to common stockholders	$35,998	*	8,823	$4.08	$32,066	*	3,824	$8.39
Effect of dilutive securities:
Convertible senior notes	—		—	—	(2,344)		5,300	—
Unvested performance stock grants	—		—	—	—		166	—
Unvested restricted stock grants	—		250	—	—		17	—
Income (loss) per share - diluted
Net income (loss) attributable to common stockholders plus assumed exercises and conversion	$35,998		9,073	$3.97	$29,722		9,307	$3.19

	Nine Months Ended September 30,
	2021				2020
Income (loss) per share – basic	Income (Loss)		Weighted Average Shares	Per- Share	Income (Loss)		Weighted Average Shares	Per- Share
Net income (loss) attributable to common stockholders	$(3,829	) *	6,820	$(0.56)	$(3,867	) *	3,307	$(1.17)
Effect of dilutive securities:
Convertible senior notes	—		—	—	—		—	—
Unvested performance stock grants	—		—	—	—		—	—
Unvested restricted stock grants	—		—	—	—		—	—
Income (loss) per share - diluted
Net income (loss) attributable to common stockholders plus assumed exercises and conversion	$(3,829)		6,820	$(0.56)	$(3,867)		3,307	$(1.17)

* Net income (loss) attributable to common stockholders was computed by deducting preferred dividends of $335,950 and $993,029 for the three and nine months ended September 30, 2021, respectively. Net income (loss) attributable to common stockholders was computed by deducting preferred dividends of $316,527 and $935,616 for the three and nine months ended September 30, 2020, respectively.

Basic income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). For the three and nine months ended September 30, 2021, the convertible senior notes interest and related weighted common share equivalent of 409,589 and 2,412,419, respectively, were excluded from the diluted earnings per share calculation since they would have been anti-dilutive. For the three and nine months ended September 30, 2020, the convertible senior notes interest and related weighted common share equivalent of nil and 6,166,372, respectively, were excluded from the diluted earnings per share calculation since they would have been anti-dilutive. Potentially dilutive restricted stock awards and units of 534,201 and 389,879 for the three months ended September 30, 2021, and 2020, respectively, were excluded from the computation of diluted earnings per share. Potentially dilutive restricted stock awards and units of 499,584 and 587,697 for the nine months ended September 30, 2021, and 2020 respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

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

September 30, 2021

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

In July 2021, $11.2 million of the New Oasis Notes (including $583,540 in PIK interest) were converted for 1,975,164 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $23.8 million.

In August 2021, $2.8 million of the New Oasis Notes (including $150,039 in PIK interest) were converted for 500,814 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $7.1 million.

No dividend was declared or paid in the three and nine months ended September 30, 2021 and 2020.

Preferred Stock

On August 9, 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of September 30, 2021 and December 31, 2020, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends have been declared or paid. For the three and nine months ended September 30, 2021, the Company recorded $335,950 and $993,029 of preferred stock dividends as an increase in the value of the Series A Preferred Stock, respectively. For the three and nine months ended September 30, 2020, the Company recorded $316,527 and $935,616 of preferred stock dividends as an increase in the value of the Series A Preferred Stock, respectively.

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

September 30, 2021

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

September 30, 2021

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

As of September 30, 2021, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $2.7 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $17.1 million. As of December 31, 2020, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $1.7 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $8.1 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2021	2020
Balance, January 1,	$1,740	$483
Preferred stock accrued dividends	326	307
Balance, March 31,	2,066	790
Preferred stock accrued dividends	331	312
Balance, June 30,	2,397	1,102
Preferred stock accrued dividends	336	316
Balance, September 30,	$2,733	$1,418

Note 10 — Joint Ventures

On December 16, 2009, the Company entered into a joint venture agreement with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company in which it owned fifty percent interest. The joint venture (“Pacific Animation Partners”) was created to develop and produce an animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. The joint venture was terminated on December 2, 2020. For the three and nine months ended September 30, 2021 the Company recognized income from Pacific Animation Partners of nil. For the three and nine months ended September 30, 2020, the Company recognized income from the joint venture of nil and $2,000, respectively.

As of September 30, 2021 and December 31, 2020, the balance of the investment in Pacific Animation Partners is nil.

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income was $42,000 and $101,000 for the three and nine months ended September 30, 2021, respectively. The non-controlling interest’s share of the income was $49,000 and $97,000 for the three and nine months ended September 30, 2020, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for the three and nine months ended September 30, 2021 and 2020 was nil. As of September 30, 2021, Meisheng beneficially owns more than 5.5% of the Company’s outstanding common stock.

In March 2017, the Company entered into an equity purchase agreement with Meisheng which provided, among other things, that as long as Meisheng and its affiliates hold 10% or more of the issued and outstanding shares of common stock of the Company, Meisheng shall have the right from time to time to designate a nominee (who currently is Mr. Zhao Xiaoqiang) for election to the Company’s board of directors.

Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the three and nine months ended September 30, 2021, the Company made inventory-related payments to Meisheng of approximately $33.1 million and $62.3 million, respectively. For the three and nine months ended September 30, 2020, the Company made inventory-related payments to Meisheng of approximately $31.4 million and $54.4 million, respectively. As of September 30, 2021 and December 31, 2020, amounts due to Meisheng for inventory received by the Company, but not paid totaled $27.6 million and $10.1 million, respectively.

Note 11 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on the Company's April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the nine months ended September 30, 2021.

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of September 30, 2021 and December 31, 2020 include the following (in thousands, except for weighted useful lives):

		September 30, 2021			December 31, 2020
	Weighted	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(20,130)	$—	$20,130	$(20,130)	$—
Product lines	10.36	33,858	(32,589)	1,269	33,858	(31,827)	2,031
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(59,071)	$1,269	$60,340	$(58,309)	$2,031
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

Note 13 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income (Loss)	$36,376	$32,431	$(2,735)	$(2,835)
Other comprehensive income (loss):
Foreign currency translation adjustment	(485)	1,134	(163)	(419)
Comprehensive income (loss)	35,891	33,565	(2,898)	(3,254)
Less: Comprehensive income attributable to non-controlling interests	42	49	101	97
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$35,849	$33,516	$(2,999)	$(3,351)

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

A putative class action lawsuit was filed on May 18, 2021 in the Superior Court of the State of California for the County of Los Angeles (Isaiah Villarica v. Jakks Pacific, Inc.). Plaintiff formerly worked in one of the Company’s warehouses and was retained via Workforce Enterprises, a provider of temporary employees. The lawsuit alleges that the Company violated various California Labor Code provisions governing wage and hour requirements, including that the Company failed to pay all minimum and overtime wages owed, provide legally compliant meal and rest periods, or reimburse business expenses. The lawsuit further alleges derivative wage and hour claims for failure to timely pay all wages owed at separation of employment, failure to provide accurate wage statements, and unfair business practices. Plaintiff seeks to represent a class consisting of all individuals who have worked for the Company—either directly or through a staffing agency—in California since November 19, 2016 and who were classified as non-exempt. Plaintiff seeks unpaid wages, meal and rest period premiums, interest, various statutory penalties, attorneys’ fees, and costs, all in unspecified amounts. The Company intends to vigorously defend the lawsuit. Since the action was recently commenced, however, the Company cannot be assured of its outcome and cannot estimate the range of any potential damage award.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

Note 15 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”), as amended, provides for the awarding of stock options, restricted stock and restricted stock units to certain key employees, executive officers and non-employee directors. Current awards under the Plan include grants to directors, executive officers and certain key employees of restricted stock awards and units, with vesting contingent upon (a) the completion of specified service periods ranging from one to four years and/or (b) meeting certain financial performance and/or market-based metrics. Unlike the restricted stock awards, the shares for the restricted stock units are not issued until they vest. The Plan is more fully described in Notes 15 and 18 to the Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense recognized for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Share-based compensation expense	$615	$540	$1,380	$1,506

Restricted Stock Awards

Restricted stock award activity (including those with performance-based vesting criteria) for the nine months ended September 30, 2021 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	507,867	$12.73
Awarded	113,896	4.98
Vested	(97,645)	20.87
Forfeited	(93,352)	12.67
Converted to RSU	(430,766)	8.85
Outstanding, September 30, 2021	—	—

As of September 30, 2021, there was nil unrecognized compensation cost related to non-vested restricted stock awards.

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the nine months ended September 30, 2021 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	131,517	$6.32
Awarded	540,154	8.72
Vested	(5,807)	51.50
Forfeited	—	—
Converted from RSA	430,766	8.85
Outstanding, September 30, 2021	1,096,630	8.58

As of September 30, 2021, there was $6.9 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

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

The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements
		as of September 30, 2021
	Carrying Amount as of September 30, 2021	Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2023	$182	$—	$—	$182
Preferred stock derivative liability	17,075	—	—	17,075

		Fair Value Measurements
		as of December 31, 2020
	Carrying Amount as of December 31, 2020	Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2023	$34,134	$—	$—	$34,134
Preferred stock derivative liability	8,062	—	—	8,062

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

3.25% convertible senior notes due in 2023	2021	2020
Balance, January 1,	$34,134	$50,753
Conversion of convertible senior notes	(50,759)	(10,733)
Change in fair value	16,495	(2,757)
PIK interest	312	1,138
Balance, September 30,	$182	$38,401

Preferred stock derivative liability	2021	2020
Balance, January 1,	$8,062	$5,247
Change in fair value	9,013	624
Balance, September 30,	$17,075	$5,871

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

Note 17 — Related Party Transactions

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., (“MC&C”) for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income was $42,000 and $101,000 for the three and nine months ended September 30, 2021, respectively. The non-controlling interest’s share of the income was $49,000 and $97,000 for the three and nine months ended September 30, 2020, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for three and nine months ended September 30, 2021 and 2020 was nil. MC&C is an affiliate of Meisheng. As of September 30, 2021, Meisheng beneficially owns more than 5.5% of the Company’s outstanding common stock.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

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

Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the three and nine months ended September 30, 2021, the Company made inventory-related payments to Meisheng of approximately $33.1 million and $62.3 million, respectively. For the three and nine months ended September 30, 2020, the Company made inventory-related payments to Meisheng of approximately $31.4 million and $54.4 million, respectively. As of September 30, 2021 and December 31, 2020, amounts due to Meisheng for inventory received by the Company, but not paid totaled $27.6 million and $10.1 million, respectively.

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

The 2021 BSP Term Loan Agreement contains negative covenants, events of default, and the obligations under the 2021 BSP Term Loan Agreement are guaranteed by the Company. The terms, covenants, events of default, and Company obligations are described in more detail in Note 5 – Debt, as well as in the 2021 BSP Term Loan Agreement. As of September 30, 2021, Benefit Street Partners held $98.8 million in principal amount of the 2021 BSP Term Loan.

Beginning August 9, 2019 and continuing until September 27, 2021, the managing Partner and portfolio manager at Axar Capital Management was a director at the Company. As of September 30, 2021, Axar Capital Management held nil in principal amount of the 2019 Recap Term Loan. As of December 31, 2020, Axar Capital Management held $24.3 million in principal amount (including $0.9 million in payment-in-kind interest) of the 2019 Recap Term Loan.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

Note 18 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of September 30, 2021 and December 31, 2020 consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Royalty advances	$4,626	$13,518
Prepaid expenses	4,184	2,490
Employee retention credit	2,327	300
Income taxes receivable	979	927
Other assets	254	4
Prepaid expenses and other assets	$12,370	$17,239

Note 19 — Subsequent Events

As of November 10, 2021 the amount of outstanding borrowings under the JPMorgan ABL Facility was $8 million.

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

In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures intended to help minimize the risk to our Company, employees and customers, including the following:

•

On March 23, 2020, we encouraged our staff to begin working from home. In the US, we began to return to an in-office working model in July 2021, but have paused that transition in consideration of the rise in cases attributable to the Delta-variant of COVID-19. We plan to monitor infection and transmission rates on a weekly basis, while remaining cognizant of federal, state and local guidelines. We anticipate returning to a more traditional, work-from-office model some time in Q1 2022, but those plans are, of course, subject to change;

•

Although our distribution center in City of Industry, California currently continues to operate, we continue to evaluate its operations, and may elect, or be required, to shut down its operations temporarily at any time in the future;

•	We have reduced non-essential travel for our employees; and

•	Our employee attendance at industry events and in-person work-related meetings remain below pre-pandemic levels.

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

Our reserve for sales returns and allowances amounted to $47.7 million as of September 30, 2021 and $42.1 million as of December 31, 2020.

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

Based on our April 1 annual assessment, we determined that the fair values of our reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the nine months ended September 30, 2021.

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

Discrete Items for Income Taxes. The discrete benefit recorded in the nine months ended September 30, 2021 is $0.3 million which is primarily related to the change in uncertain tax positions offset by state income taxes, foreign return-to-provision adjustments, and excess tax deficiencies fully offset by valuation allowance. For the comparable period in 2020, a discrete tax benefit of $0.4 million was recorded primarily related to change in uncertain tax positions, excess tax deficiencies fully offset by valuation allowance, state income taxes, and foreign return-to-provision adjustments.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of September 30, 2021, and December 31, 2020, our income tax reserves were approximately $0.2 million and $1.0 million, respectively. The $0.2 million balance primarily relates to the potential tax settlements in Hong Kong. Our income tax reserves are included in income tax payable on the Condensed Consolidated Balance Sheets and within provision for (benefit from) income taxes on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.4	69.2	69.3	72.2
Gross profit	31.6	30.8	30.7	27.8
Selling, general and administrative expenses	16.1	15.3	22.4	24.2
Restructuring charge	—	—	—	0.5
Pandemic related charges	—	—	—	0.1
Income from operations	15.5	15.5	8.3	3.0
Income from joint ventures	—	—	—	—
Other income (expense), net	—	—	—	—
Change in fair value of preferred stock derivative liability	—	(1.1)	(2.1)	(0.1)
Change in fair value of convertible senior notes	(1.5)	1.2	(3.8)	0.7
Gain on loan forgiveness	2.6	—	1.4	—
Loss on debt extinguishment	—	—	(1.7)	—
Interest income	—	—	—	—
Interest expense	(1.1)	(2.3)	(2.7)	(4.3)
Income (loss) before provision for (benefit from) income taxes	15.5	13.3	(0.6)	(0.7)
Provision for (benefit from) income taxes	0.1	(0.1)	0.1	0.1
Net income (loss)	15.4	13.4	(0.7)	(0.8)
Net income attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to JAKKS Pacific, Inc.	15.4%	13.4%	(0.7)%	(0.8)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2021	2020	2021	2020
Net Sales
Toys/Consumer Products	$172,952	$187,309	$334,365	$306,088
Costumes	64,005	54,981	98,787	81,517
	236,957	242,290	433,152	387,605
Cost of Sales
Toys/Consumer Products	115,107	125,143	225,276	215,521
Costumes	46,926	42,531	74,961	64,348
	162,033	167,674	300,237	279,869
Gross Profit
Toys/Consumer Products	57,845	62,166	109,089	90,567
Costumes	17,079	12,450	23,826	17,169
	$74,924	$74,616	$132,915	$107,736

Comparison of the Three Months Ended September 30, 2021 and 2020

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $173.0 million for the three months ended September 30, 2021 compared to $187.3 million for the prior year period, representing a decrease of $14.3 million, or 7.6%. The Doll/Dress-Up/Nurturing Play and Seasonal/Outdoor divisions declined, while the Action Play and Collectibles division showed double-digit sales growth. Video game related toys like Nintendo® and Sonic the Hedgehog® in the Action Play and Collectables division led the sales growth, year over year. Increases in Disney Princess® from the Doll/Dress-Up/Nurturing Play division were offset by lower sales from Frozen over the prior-year period.

Costumes. Net sales of our Costumes segment were $64.0 million for the three months ended September 30, 2021 compared to $55.0 million for the prior year period, representing an increase of $9.0 million, or 16.4%. Sales for the quarter increased as retailers planned for a stronger Halloween than prior year.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $115.1 million, or 66.5% of related net sales for the three months ended September 30, 2021 compared to $125.1 million, or 66.8% of related net sales for the prior year period, representing a decrease of $10.0 million, or 8.0%. The decrease in dollars is due to lower overall sales in 2021. The decrease as a percentage of net sales, year over year, is due to a lower average royalty rate, slightly offset by higher freight related costs.

Costumes. Cost of sales of our Costumes segment was $46.9 million, or 73.3% of related net sales for the three months ended September 30, 2021 compared to $42.5 million, or 77.3% of related net sales for the prior year period, representing an increase in dollars of $4.4 million, or 10.4%. The increase in dollars is due to higher sales, while the decrease in percentage of net sales, year over year, is due to a focused effort to design and develop our product lines for greater margin as well as a lower average royalty rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $38.2 million for the three months ended September 30, 2021 compared to $37.0 million for the prior year period constituting 16.1% and 15.3% of net sales, respectively. Selling, general and administrative expenses increased by $1.2 million from the prior year period due to an increase in product development and temporary labor expenses, but also due to austerity-related cost reductions in place due to the pandemic in the comparable period in 2020.

Pandemic Related Charges

During the three months ended September 30, 2020, we recognized $0.1 million spending directly attributable to making necessary accommodations related to the COVID-19 pandemic.

Gain on Loan Forgiveness

During the three months ended September 30, 2021, we recognized a $6.2 million gain as a result of the forgiveness of the PPP Loan.

Interest Expense

Interest expense was $2.7 million for the three months ended September 30, 2021, as compared to $5.6 million in the prior year period. During the three months ended September 30, 2021, we booked interest expense of $2.4 million related to our 2021 BSP Term Loan, $0.2 million related to our revolving credit facility and $0.1 million related to our convertible senior notes due in 2023. During the three months ended September 30, 2020, we booked interest expense of $0.5 million related to our convertible senior notes due in 2023, $4.6 million related to our 2019 Recap Term Loan, $18,873 related to our PPP Loan and $0.4 million related to our revolving credit facility.

Provision for (Benefit from) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.3 million, or an effective tax rate of 0.8%, for the three months ended September 30, 2021. During the comparable period in 2020, our income tax benefit was $0.3 million, or an effective tax rate of (0.8%).

Comparison of the Nine Months Ended September 30, 2021 and 2020

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $334.4 million for the nine months ended September 30, 2021 compared to $306.1 million for the prior year period, representing an increase of $28.3 million, or 9.2%. The increase in net sales is primarily driven by strong performance across the Action Play and Collectibles, and Seasonal/Outdoor divisions.

Costumes. Net sales of our Costumes segment were $98.8 million for the nine months ended September 30, 2021 compared to $81.5 million for the prior year period, representing an increase of $17.3 million, or 21.2%. Sales were higher due to retailers’ plans for a more robust Halloween in 2021 due to a lower impact from the ongoing pandemic compared to 2020.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $225.3 million, or 67.4% of related net sales for the nine months ended September 30, 2021 compared to $215.5 million, or 70.4% of related net sales for the prior year period, representing an increase of $9.8 million, or 4.5%. The increase in dollars is due to higher overall sales in 2021. The decrease as a percentage of net sales, year over year, is due to a lower average royalty rate, in part driven by the mix of products sold during the nine-month period.

Costumes. Cost of sales of our Costumes segment was $75.0 million, or 75.9% of related net sales for the nine months ended September 30, 2021 compared to $64.3 million, or 78.9% of related net sales for the prior year period, representing an increase in dollars of $10.7 million, or 16.6%. The increase in dollars is due to higher overall sales in 2021. The decrease as a percentage of net sales is due to a focused effort to design and develop our product lines for greater margin as well as a lower average royalty rate versus the prior nine-month period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $97.1 million for the nine months ended September 30, 2021 compared to $94.0 million for the prior year period constituting 22.4% and 24.2% of net sales, respectively. Selling, general and administrative expenses increased by $3.1 million from the prior year period due to slightly higher direct selling, and product development and testing expenses, as well as an increase in temporary labor expenses, but also due to austerity-related cost reductions in place due to the pandemic in 2020.

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

Gain on Loan Forgiveness

During the nine months ended September 30, 2021, we recognized a $6.2 million gain as a result of the forgiveness of the PPP Loan.

Interest Expense

Interest expense was $11.9 million for the nine months ended September 30, 2021, as compared to $16.7 million in the prior year period. During the nine months ended September 30, 2021, we booked interest expense of $7.3 million related to our 2019 Recap Term Loan, $3.3 million related to our 2021 BSP Term Loan, $0.7 million related to our convertible senior notes due in 2023 and $0.6 million related to our revolving credit facility. During the nine months ended September 30, 2020, we booked interest expense of $1.7 million related to our convertible senior notes due in 2020 and 2023, $14.0 million related to our 2019 Recap Term Loan, $18,873 related to our PPP Loan, and $1.0 million related to our revolving credit facility.

Provision for (Benefit From) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.3 million, or an effective tax rate of (11.7%), for the nine months ended September 30, 2021. During the comparable period in 2020, our income tax expense was $0.3 million, or an effective tax rate of (11.0%).

Seasonality and Backlog

The retail toy industry is inherently seasonal. Generally, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first quarters. Our working capital needs have been highest during the second and third quarters as we make royalty advance payments for some of our licenses and buy and sell inventory subject to customer payment terms.

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

Liquidity and Capital Resources

As of September 30, 2021, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $114.0 million, compared to $112.6 million as of December 31, 2020, representing an increase in working capital of $1.4 million during the nine-month period ended September 30, 2021.

Operating activities used net cash of $26.9 million during the nine months ended September 30, 2021, as compared to providing net cash of $15.9 million in the prior year period. The decrease in net cash during the nine months ended September 30, 2021 was primarily impacted by an increase in accounts receivable and inventory, partially offset by the net loss, excluding the impact of non-cash charges, an increase in accounts payable, accrued expenses and reserve for sales returns and allowances, and a decrease in prepaid expenses and other assets. Net cash during the nine months ended September 30, 2020 was primarily impacted by the net loss, excluding the impact of non-cash charges, an increase in accounts payable and reserve for sales returns and allowances, partially offset by an increase in accounts receivable. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 23% payable on net sales of such products. As of September 30, 2021, these agreements required future aggregate minimum royalty guarantees of $23.5 million exclusive of $4.6 million in advances already paid. Of this $23.5 million future minimum royalty guarantee, $18.6 million is due over the next twelve months.

Our investing activities used net cash of $6.3 million in the nine months ended September 30, 2021, as compared to using net cash of $6.1 million in the prior year period, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Our financing activities used cash of $32.5 million for the nine months ended September 30, 2021, consisting of the repayment of our 2019 Recap Term Loan of $125.8 million, as well as, debt issuance costs of $2.6 million incurred in connection with the refinancing of our debt (see Note 5 - Debt), partially offset by the net proceeds from the issuance of our 2021 BSP Term Loan of $96.3 million. Our financing activities provided net cash of $4.1 million for the nine months ended September 30, 2020, primarily consisting of proceeds from the loan under the Paycheck Protection Program, partially offset by the retirement of convertible senior notes.

As of September 30, 2021, we have $98.8 million of outstanding indebtedness under our first-lien secured term loan (the “2021 BSP Term Loan Agreement”) and we have no outstanding indebtedness under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $9.7 million in letters of credit. We also have $0.1 million of outstanding indebtedness under the New Oasis Notes due to residual interest owed.

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

We were in compliance with the financial covenants under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement as of September 30, 2021.

See Note 5 – Debt and Note 6 – Credit Facilities for additional information pertaining to our Debt and Credit Facilities.

As of September 30, 2021 and December 31, 2020, we held cash and cash equivalents, including restricted cash, of $26.7 million and $92.7 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $20.6 million and $48.7 million as of September 30, 2021 and December 31, 2020, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of September 30, 2021.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.7 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our BSP Term Loan (see Note 5 – Debt) and our 2021 JPMorgan ABL Facility (see Note 6 – Credit Facilities). As of September 30, 2021, we have $98.8 million of outstanding indebtedness under our BSP Term Loan which is due June 2027 with interest at either (I) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. Borrowings under our JPMorgan ABL Facility bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference an excess availability pricing grid and base rate subject to a 1.00% floor). Borrowings under the BSP Term Loan and 2021 JPMorgan ABL Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the nine-month period ended September 30, 2021, the maximum amount borrowed under the revolving credit facility was nil and the average amount of borrowings outstanding was nil. As of September 30, 2021, the amount of total borrowings outstanding under the revolving credit facility was nil.

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

A putative class action lawsuit was filed on May 18, 2021 in the Superior Court of the State of California for the County of Los Angeles (Isaiah Villarica v. Jakks Pacific, Inc.). Plaintiff formerly worked in one of our warehouses and was retained via Workforce Enterprises, a provider of temporary employees. The lawsuit alleges that we violated various California Labor Code provisions governing wage and hour requirements, including that we failed to pay all minimum and overtime wages owed, provide legally compliant meal and rest periods, or reimburse business expenses. The lawsuit further alleges derivative wage and hour claims for failure to timely pay all wages owed at separation of employment, failure to provide accurate wage statements, and unfair business practices. Plaintiff seeks to represent a class consisting of all individuals who have worked for us—either directly or through a staffing agency—in California since November 19, 2016 and who were classified as non-exempt. Plaintiff seeks unpaid wages, meal and rest period premiums, interest, various statutory penalties, attorneys’ fees, and costs, all in unspecified amounts. We intend to vigorously defend the lawsuit. Since the action was recently commenced, however, we cannot assure you of its outcome and cannot estimate the range of any potential damage award.

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

Item 6. Exhibits

Number	Description

10.1	Amendment No. 6 to the Second Amended and Restated Employment Agreement of Stephen G. Berman (1)
10.2	Amendment No. 8 to the Employment Agreement of John a/k/a Jack McGrath (1)
10.3	Amendment No. 2 to the Employment Letter of John Kimble (1)
10.4	Form of Restricted Stock Unit (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (2)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (2)
32.1	Section 1350 Certification of Chief Executive Officer (2)
32.2	Section 1350 Certification of Chief Financial Officer (2)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 1, 2021 and incorporated herein by reference.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: November 10, 2021	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)