Form 10-K
period 2021-12-31
JAKKS PACIFIC INC
filed 2022-03-16
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2021 of $11.00 is $66,408,628.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 9,569,903 as of March 16, 2022.

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2021

Items in Form 10-K

EXPLANATORY NOTE

As of the date of filing of this Annual Report on Form 10-K (this “Report”), there are many uncertainties regarding the ongoing Novel Coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. To date, the COVID-19 pandemic has had far-reaching impacts on many aspects of the operations of JAKKS Pacific, Inc. (the “Company”, “we,” “our” or “us”), directly and indirectly, including on consumer behavior, customer store traffic, production capabilities, timing of product availability, our people, and the market generally. The scope and nature of these impacts continue to evolve each day. The COVID-19 pandemic has resulted in, and may continue to result in, regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, significantly increased ocean freight and trucking expenses, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, adverse impacts on our business, financial condition and results of operations. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures intended to help minimize the risk to our Company, employees, and customers, including the following:

●

On March 23, 2020, we encouraged all members of our headquarter’s staff in Santa Monica, CA to begin working from home. We expect that to be our operating model for an undetermined period of time, and subject to federal, state and local instructions and recommendations;

●	We identified expense reductions that we implemented throughout the remainder of fiscal 2020, and into 2021;

●

Although our distribution center currently continues to operate, we continue to evaluate their operations, and may elect, or be required, to shut down their operations temporarily at any time in the future;

●	We have significantly reduced non-essential travel for our employees; and

●	We have yet to return to having a presence at industry events.

Each of the remedial measures taken by the Company has had, and we expect will continue to have, adverse impacts on our current business, financial condition and results of operations, and may create additional risks for our Company. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, and relationships with our licensors. We expect to continue to assess the evolving impact of the COVID-19 pandemic on our customers, consumers, employees, supply chain, and operations, and intend to make adjustments to our responses accordingly. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business, financial condition, and results of operations will depend on how the COVID-19 pandemic and its impacts continue to develop, which are highly uncertain and cannot be predicted at this time.

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

Company Overview

We are a leading multi-line, multi-brand toy company that designs, produces, markets, sells and distributes toys and related products, consumables and related products, electronics and related products, kids indoor and outdoor furniture, and other consumer products. We focus our business on acquiring or licensing well-recognized intellectual property (“IP”), trademarks and/or brand names, most with long product histories (“evergreen brands”). We seek to acquire/license these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names, and have historically acquired complementary businesses to further grow our portfolio. For accounting purposes, our products have been divided into two segments: (i) Toys/Consumer Products and (ii) Costumes. Segment information with respect to revenues, assets and profits or losses attributable to each segment is contained in Note 3 to the audited consolidated financial statements contained below in Item 8. Our products include:

●	Action figures and accessories, including licensed characters based on the Nintendo®, Sonic the Hedgehog® and Apex Legends® franchises and our own proprietary brands including Creepy Crawlers™;

●	Toy vehicles, including Xtreme Power Dozer®, Xtreme Power Dump Truck®, XPV®, Road Champs®, Fly Wheels® and MXS® toy vehicles and accessories;

●

Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Encanto™, Disney ILY 4EVER™, Disney Frozen®, Disney Princess® and Minnie Mouse®, and infant and pre-school toys based on TV shows like Gigantosaurus® and PBS’s Daniel Tiger’s Neighborhood®;

●	Private label products developed exclusively for certain retail customers in various product categories;

●	Foot-to-floor ride-on products, including those based on Fisher-Price®, Nickelodeon®, and Hasbro®/Entertainment One® licenses and inflatable environments, tents and wagons;

●

Role play, dress-up, pretend play and novelty products for boys and girls based on well-known brands and entertainment properties such as Disney Frozen®, Black & Decker®, Disney Princess®, and Disney Encanto™, as well as those based on our own proprietary brands;

●

Indoor and outdoor kids’ furniture, activity trays and tables and room décor; kiddie pools, seasonal and outdoor products, including those based on Disney® characters, Nickelodeon®, Hasbro®/Entertainment One® licenses;

●

Halloween and everyday costumes for all ages based on licensed and proprietary non-licensed brands, including Super Mario Bros.®, Microsoft’s Halo®, LEGO® Movie, Disney-Pixar Toy Story®, Harry Potter®, Jurassic World®, Sesame Street®, Power Rangers®¸ Hasbro® brands and Disney Frozen®, Disney Princess® and related Halloween accessories; and

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

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, value-oriented dollar stores, toy specialty stores and wholesalers. Our two largest customers are Walmart® and Target®, which accounted for 26.9% and 28.4%, respectively, of our net sales in 2021. No other customer accounted for more than 10% of our net sales in 2021.

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

●Pursue Strategic Acquisitions. We have supplemented our internal growth with selected strategic acquisitions. Most of the product lines we market today were originally acquired via acquisition over the past 20+ years. In 2021, we evaluated several potential acquisitions although none resonated to the point of reaching an agreement.

●Acquire Additional Character and Product Licenses. We have acquired the rights to use many familiar brand and character names and logos from third parties that we use with our primary trademarks and brands. Currently, among others, we have license agreements with Nickelodeon®, Disney®, Pixar®, Marvel®, NBC Universal®, Microsoft©, Sega®, Sony®, Netflix® and WarnerMedia.®, as well as with the licensors of many other popular characters. We also license IP from other toy companies for categories in which they do not offer products found within our Core Product Lines. We intend to continue to pursue new licenses from these media & entertainment companies along with other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of inventors and product developers.

●Expand International Sales. We believe that non-US markets: Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2021, our sales generated outside the United States were approximately $108.9 million, or 17.5% of total net sales. In 2020, we migrated from a distributor model to selling direct in Spain, Italy, France and Mexico. Third-party distributors remain a core component of our international business, and we are constantly assessing how to expand our mutual businesses. Although the COVID-19 pandemic had a significantly negative impact on our international business, we remain focused on international being a source of revenue growth. We currently utilize one warehouse in the United Kingdom and another in the Netherlands to support sales expansion in that region.

●Capitalize On Our Operating Efficiencies. We believe that our current infrastructure and operating model can accommodate growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

The execution of our growth strategy, however, is subject to several risks and uncertainties and we cannot assure you that we will continue to experience growth in, or maintain our present level of net sales (see “Risk Factors,” in Item 1A). For example, our growth strategy will place additional demands upon our management, operational capacity and financial resources and systems. The increased demand upon management may necessitate our recruitment and retention of additional qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. While we believe that our operational, financial and management information systems will be adequate to support our future growth, no assurance can be given they will be adequate without significant investment in our infrastructure. Failure to expand our operational, financial and management information systems or to train, motivate, manage and retain employees could have a material adverse effect on our business, financial condition and results of operations.

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

Industry Overview

According to Toy Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by China, Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $28.6 billion in 2021. We believe the two largest United States toy companies, Hasbro® and Mattel®, collectively hold a dominant share of the U.S. toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement, expansion and re-introduction of previously established products and product lines.

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

Products

We focus our business on acquiring or licensing well-recognized properties, trademarks and/or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Generally, our license agreements for products and concepts call for royalties ranging from 1% to 23% of net sales, and some may require minimum royalty guarantees and up-front or advanced royalty payments. Our principal products are highlighted above in our Company Overview.

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, dollar stores, toy specialty stores and wholesalers. In 2021, our two largest customers, Walmart and Target, accounted for 26.9% and 28.4%, respectively, of our net sales. No other customer accounted for more than 10% of our net sales in 2021. In 2020, our two largest customers, Walmart and Target, accounted for 29.1% and 25.7%, respectively, of our net sales. No other customer accounted for more than 10% of our net sales in 2020. We generally sell products to our customers on open account with payment terms typically varying from 30 to 90 days or, in some cases, pursuant to letters of credit. For sales outside of the United States, we may also purchase credit insurance to mitigate the risk, if any, of non-payment. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Walmart.com®, Target.com™ and Amazon.com®.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products to our customers, many of whom take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. We also contract the manufacture of certain products from Hong Kong Meisheng Cultural Company Limited (“Meisheng”), which involved payment to Meisheng of approximately $77.7 million and $64.8 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, Meisheng owns 5.5% of our outstanding common stock, and Zhao Xiaoqiang, one of our directors, is executive director of Meisheng. A portion of our sales originate in the United States, so we hold certain inventory in a US warehouse and fulfillment facility. To date, a majority of all of our sales has been to customers based in the United States. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

●	entered into a joint venture in China;

●	engaged representatives to oversee sales in certain foreign territories;

●	engaged distributors in certain foreign territories;

●	established direct relationships with retailers in certain foreign territories;

●	opened sales offices in Canada, Europe and Mexico; and

●	opened distribution centers in the UK and Europe.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $108.9 million, or 17.5% of our net sales in 2021 and approximately $94.7 million, or 18.3% of our net sales in 2020. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

We publicize and advertise our products online and on mobile, in trade and consumer magazines and other publications, market our products at international, national and regional toy and other specialty trade shows, conventions and exhibitions and carry on cooperative advertising programs with toy and mass market retailers and other customers which include the use of print, online, mobile and television ads and via in-store displays. We also produce and broadcast television commercials for several of our product lines, if we expect that the resulting increase in our net sales will justify the relatively high cost of television/media advertising.

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

Manufacturing and Supplies

Most of our products are currently produced by overseas third-party manufacturers, which we choose on the basis of quality, flexibility, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and the latest production technology. Substantially all of the manufacturing services performed overseas for us are paid for on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products from our manufacturers; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. The COVID-19 pandemic, in particular, created some short-term delays as manufacturing capacity both dropped during the peak of the China outbreak and then again was stretched when consumer demand for different categories of products spiked as a result of the unprecedented level of households operating under confined-to-home/social distancing guidelines. The lingering impact of the pandemic has created volatility in costs associated with the sourcing and importation of product, in particular due to changes in factor inputs (labor, oil) and market demand for services (transport). In addition, our third-party manufacturers have seen increases in foreign exchange rate exposure during this time. Currently, we have ongoing relationships with over seventy different manufacturers. We believe that alternative sources of supply are available to us although we cannot be assured that we can obtain adequate supplies of manufactured products on short notice. We may also incur costs or other losses as a result of not placing orders consistent with our forecasts for product to be manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not directly manufacture our products, we own the majority of the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dies and molds represent a substantial portion of our property and equipment with a net book value of $11.6 million and $10.8 million as of December 31, 2021 and 2020, respectively. Substantially all of these assets are located in China.

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

Competition

Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, wholly-owned brands and properties with high consumer awareness and appeal, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In many of our product lines we compete directly against one or both of the toy industry’s two dominant companies, Mattel® and Hasbro®. In addition, we compete in our Halloween costume lines with Rubies II. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories.

Seasonality and Backlog

In 2021, 68.4% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry and therefore it is also the least profitable quarter due to various fixed costs. Seasonality factors cause our operating results to fluctuate significantly from quarter to quarter. However, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the theatrical/entertainment-led releases of licensed brands, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher-priced toy products.

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

In 2021, a number of factors ultimately attributable to the COVID-19 pandemic disruption created significant bottlenecks and supply-demand imbalances in exporting product out of Asia into the United States and Europe. These factors increased the cost of ocean freight and the cost of trucking while incurring higher expenses and penalties from product being stuck at the port awaiting inbound trucking pickup. The unpredictability of delivery times further resulted in higher warehouse handling costs as container arrival timelines proved less predictable sometimes requiring overtime labor and expansion of the short-term labor pool to cope with above-average arriving volumes. Finally, the longer delivery time resulted in a slower cash conversion cycle for us as the net impact was a longer holding period for finished goods inventory between manufacture and sale to customer.

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

Human Capital

Our success comes from recruiting, retaining and motivating talented individuals around the world. JAKKS Pacific, Inc. continuously strives to create a safe, healthy, productive and harmonious work environment.

As of December 31, 2021, we had approximately 583 employees (including temporary and seasonal employees) working in over 8 countries worldwide to create innovative products and experiences that inspire, entertain, and develop children through play, with approximately 232 employees (40% of the total workforce) located outside the U.S.

The remaining workforce focuses on design, development, marketing, sales, finance, and other aspects of our business.

Employee Engagement

One of our main focuses is employee retention. We empower our management to identify top performers and mentor them. We encourage all employees to take advantage of in-house and external training programs and continuing education. Our Human Resources department has an open-door policy that encourages employees to seek career advancement advice. We utilize an “Employee Development Plan” which outlines both short-term and long-term career plans. Holding various events and workshops throughout the year, employees are encouraged to voice any concerns and/or to bring forth their ideas and suggestions. We have communicated to staff that we will move to a work-from-home Friday operating model for most employees when we resume in-office activities.

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

Our diversity initiatives are applicable—but not limited—to practices and policies on recruitment and selection; compensation and benefits; professional development and training; and promotions and transfers.

Training and Development

We take pride in offering the opportunity for employees to continuously learn and to grow their careers. Annually, employees are offered various types of training and the opportunity to continue their education. This includes both online and instructor-led training covering a variety of topics including: career-related, federally- and locally-mandated, JAKKS Pacific, Inc. Company policy and legal, financial services and health/wellness-related. Nearly all employees take advantage of these learning opportunities. In 2021, all courses and trainings were held online with excellent participation.

Health and Safety

We are committed to providing a safe, healthy and productive working environment for all of our employees globally.

In 2021 with the impact of the COVID-19 pandemic, our number one priority was the health and safety of all of our employees, worldwide. The immediate and continuous response was to provide a remote work environment for employees (when available), implement enhanced protocols to provide a safe and sanitary working environment and offer on-site COVID-19 testing at no cost to employees and their dependents.

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

Item 1A. Risk Factors

From time to time, including in this Annual Report on Form 10-K, we publish forward-looking statements, as disclosed in our Disclosure Regarding Forward-Looking Statements, immediately following the of this Annual Report. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are risks and uncertainties that may arise and that may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K to reflect events or circumstances occurring after the date of the filing of this report.

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

We derive a significant portion of our net sales from a limited number of licensors, one of which accounts for over 59% of our net sales. If one or more of these licensors were to terminate or fail to renew our licenses or not grant us new licenses, our business, results of operations and financial condition could be adversely affected.

●	Our license agreements are subject to audit.

In most of our license agreements, the licensor retains the right to utilize an auditor of their choosing to audit our performance against all elements of the agreement up to some number of years after license expiration. In the event that errors were made in our normal course of business that resulted in underpayment of royalties, shipping product to an unlicensed territory or a variety of other infractions, we could be liable for past due royalties, accrued interest and other financial penalties as outlined in the agreement.

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

Our two largest customers, Walmart and Target, accounted for 55.3% of our net sales in 2021. Except for outstanding purchase orders for specific products, we do not have written contracts with, or commitments from, any of our customers, and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers would adversely affect our business, results of operations and financial condition. In addition, pressure by large customers seeking price reductions, financial incentives and changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, results of operations and financial condition.

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

In June 2021, we entered into and consummated binding definitive agreements with JPMorgan Chase (for an asset-based credit line) and Benefit Street Partners (a subsidiary of Franklin Templeton – for a secured term loan) to refinance our balance sheet, with the objectives of increasing our overall liquidity, extending the duration of our debt obligations and reducing our overall borrowing costs.

All outstanding borrowings under the revolving credit line and term loan are accelerated and become immediately due and payable (and the revolving credit line and term loan terminate) in the event of a default, which includes, among other things, failure to comply with certain financial covenants or breach of representations contained in the credit line and term loan documents, defaults under other loans or obligations, involvement in bankruptcy proceedings, an occurrence of a change of control or an event constituting a material adverse effect on us (as such terms are defined in the credit line and term loan documents). We are also subject to negative covenants which, during the life of the credit line and term loan, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, and changing the character of our business. An outbreak of infectious disease, a pandemic or a similar public health threat, such as the COVID-19 pandemic (see below), could adversely impact our ability to comply with such covenants. Our failure to comply with such covenants or any other breach of the credit line or term loan agreements could cause a default and we may then be required to repay borrowings under our credit line and term loan with capital from other sources. We could also be blocked from future borrowings or obtaining letters of credit under the revolving credit line, and the credit line agreement and the term loan could be terminated by the lenders. Under these circumstances, other sources of capital may not be available or may be available only on unfavorable terms. In the event of a default, it is possible that our assets and certain of our subsidiaries’ assets may be attached or seized by the lenders. Any (i) failure by us to comply with the covenants or other provisions of the credit line and term loan, (ii) difficulty in securing any required future financing, or (iii) any such seizure or attachment of assets could have a material adverse effect on our business and financial condition. Our revolving credit line and term loan mature in May 2026 and June 2027, respectively.

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

Economic conditions, such as decreased consumer confidence or a recession, may adversely impact our business, results of operations and financial condition. In addition, general economic conditions were significantly and negatively affected by the September 11th terrorist attacks and could be similarly affected by any future attacks. The COVID-19 pandemic had a negative impact to our business in 2020 by disrupting consumer behavior, spending patterns and ultimately the play patterns and events that often motivate purchases of our products. Furthermore, restrictions on nearly all of our customers’ operating hours in 2020 at one point in the year or another, limited consumers’ ability to discover our products thru traditional in-store browsing and unplanned purchase. Continuation of such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could further adversely affect our sales and profitability. Other conditions, such as the unavailability of electronic components or other raw materials, for example, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Significant and sustained increases in the price of oil, for example, could adversely impact the cost of the raw materials used in the manufacture of certain of our products, such as plastic, as well as shipping costs.

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

Our Costume (Disguise) business is even more seasonal than our core Toy/Consumer Products business as Halloween remains the primary purchase occasion for our costumes. This seasonality is further exacerbated by consumer migration to online shopping as the style and size attributes of the Halloween business (i.e., we make the same costume in multiple sizes, and the same item “costume” across a very wide range of brands and properties) in part behaves like an apparel-driven transaction rather than “one-size-for-all” toy/consumer product transaction.

In 2020, COVID-19 was an unexpected shock to the market, making the traditional Halloween experience less feasible to celebrate in its traditional manner. It had a material impact on our sales of related product. Any similar event that suddenly makes the holiday less relevant or infeasible to celebrate can and likely will have a negative impact on that segment of business. Given that securing licenses, product design and development and ultimately sourcing of the product takes place several quarters in advance of the actual Halloween selling season, we have limited ability to recover invested expense if the market demand for those products were to suddenly be reduced. Although some product could be held in inventory or materials rolled forward to the next manufacturing season, these events would in turn incrementally tie up our capital until the following year at best, and/or put added strain on our third-party manufacturers.

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

Although our manufacturers bear the foreign-exchange risk by committing to USD pricing despite having non-USD cost elements, we could nonetheless be adversely impacted if they fail to manage that risk accordingly. In that event, the predictable flow of product at the prices we expect could be disrupted, and we may not have adequate time to source comparable product elsewhere in time to avoid disruptions in our selling cycle.

The toy industry is highly competitive and our inability to compete effectively may materially and adversely impact our business, results of operations and financial condition.

The toy industry is highly competitive. Globally, certain of our competitors have financial and strategic advantages over us, including:

●	greater financial resources;

●	larger sales, marketing and product development departments;

●	stronger brand name recognition and/or well-established owned brands/trademark;

●	broader international sales and marketing infrastructure;

●	longer operating histories; and

●	greater economies of scale, inclusive of purchasing power and leverage of their investments/expenditures.

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

Our corporate headquarters, distribution center and information technology systems are in Santa Monica and the City of Industry, California, and the overwhelming majority of our U.S.-based staff lives in Southern California. If we encounter any disruptions to our operations within these buildings, or if they were to shut down for any reason, including by fire or other natural disaster, or as a result of the COVID-19 pandemic, then we may be prevented from effectively operating, shipping and processing our merchandise. Furthermore, the risk of disruption or shut down at these buildings and/or within the Southern California community is greater than it might be if they were located in another region as Southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shut down at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations. In addition, it is possible that our business operations will be adversely impacted by future climate changes, albeit in ways we cannot predict or quantify at this time.

We have substantial sales and manufacturing operations outside of the United States, subjecting us to risks common to international operations.

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 17.5% of our net sales for the year ended December 31, 2021 and approximately 18.3% of our net sales for year ended December 31, 2020. Although COVID-19 disproportionately negatively impacted our international business in 2021 and 2020, we expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we use third-party manufacturers, located principally in China, and are subject to the risks normally associated with operations, including:

●	currency conversion risks and currency fluctuations;

●	limitations, including taxes, on the repatriation of earnings;

●	political instability, including wars and civil unrest, and economic instability;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

●	complications in complying with laws in varying jurisdictions and changes in governmental policies;

●	greater difficulty and expenses associated with recovering from natural disasters, such as earthquakes, hurricanes and floods;

●	transportation delays and interruption, inclusive of raw material’s sourcing to our third-party manufacturers as well as finished goods delivery through to our customers and ultimate consumers;

●	work stoppages;

●	the potential imposition of tariffs; and

●	the pricing of intercompany transactions may be challenged by taxing authorities in both foreign jurisdictions and the United States, with potential increases in income and other taxes.

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

We cannot assure you that we can identify attractive acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect our results of operations and our ability to sustain growth. Our acquisition strategy involves a number of risks, each of which could adversely affect our operating results, including:

●	difficulties in integrating acquired businesses or product lines, assimilating new facilities and personnel, and harmonizing diverse business strategies and methods of operation;

●	diversion of management attention from operation of our existing business;

●	loss of key personnel from acquired companies;

●	failure of an acquired business to achieve targeted financial results, inclusive of working capital needs;

●	limited capital to finance acquisitions and/or fund appropriate working capital post-acquisition; and

●	inability to maintain or secure relevant licenses to maintain or expand the net sales of acquired business.

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

Deferred tax assets are realized by prior and future taxable income of appropriate character. Current accounting standards require that a valuation allowance be recorded if it is not likely that sufficient taxable income of appropriate character will be generated to realize the deferred tax assets. We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against our US federal and state deferred tax assets. Certain of our net operating losses and tax credit carry-forwards can expire if unused, and the utilization of our net operating losses and tax credit carry-forwards could be substantially limited in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net earnings.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be evaluated for impairment at least annually. At December 31, 2021, $35.1 million, or 9.8% of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations. We did not record any goodwill impairment charges during 2021, 2020, or 2019. In the future, if we do not achieve our profitability and growth targets the carrying value of our goodwill may become further impaired, resulting in additional impairment charges.

Item 2. Properties

The following is a listing of the principal leased offices maintained by us as of March 16, 2022:

		Approximate	Lease Expiration
Property	Location	Square Feet	Date
US*
Distribution Center	City of Industry, California	800,000	April 30, 2023
Disguise Office	Poway, California	24,200	June 30, 2024
Corporate Headquarters/Showroom	Santa Monica, California	65,858	January 31, 2024

International *
Europe Office	Bracknell, United Kingdom	8,957	January 19, 2027
Hong Kong Headquarters	Kowloon, Hong Kong	18,500	June 30, 2022

* The Costumes segment is included in the properties listed above.

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

Security Holders

To the best of our knowledge, as of March 15, 2022, there were 89 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

Dividends

The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations and may be subject to certain restrictions pursuant to the terms of our preferred stock and under our credit facility and term loan. We currently do not anticipate paying any dividends in the foreseeable future.

Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2021 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights; and

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,657,820
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,657,820

Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. An additional 1.4 million, 2.5 million, 3.6 million and 1.0 million shares were added to the number of total issuable shares under the Plan and approved by the Board in 2013, 2017, 2019, and 2021, respectively. Additionally, no shares of restricted stock awards remained unvested as of December 31, 2021. Disclosures with respect to equity issuable to certain of our executive officers pursuant to the terms of their employment agreements are disclosed below under Item 11.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities in the fourth quarter of 2021.

Issuer Unregistered Sale of Equity Securities

There were no issuer sales of unregistered equity securities in the fourth quarter of 2021.

Item 6. [Reserved]

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

Our reserve for sales returns and allowances amounted to $46.3 million as of December 31, 2021 and $42.1 million as of December 31, 2020.

Royalties. We enter into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. These agreements may call for payment in advance or future payment of minimum guaranteed amounts. Amounts paid in advance are recorded as an asset and charged to expense when the related revenue is recognized in the consolidated statements of operations. If all or a portion of the minimum guaranteed amounts appear not to be recoverable through future use of the rights obtained under the license, the non-recoverable portion of the guaranty is charged to expense at that time.

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

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2021, our income tax reserves were approximately $0.2 million and relates to the potential tax settlement in Hong Kong.

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

Recent Accounting Pronouncements.

See Item 8 “Consolidated Financial Statements and Supplementary Data Note 2 - Summary of Significant Accounting Policies.”

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. A discussion of the operating results for 2019 can be found in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 19, 2021, in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

	Year Ended December 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	70.5	71.0
Gross profit	29.5	29.0
Selling, general and administrative expenses	23.2	26.1
Restructuring charge	—	0.3
Pandemic related charges	—	0.1
Income from operations	6.3	2.5
Income from joint ventures	—	—
Other income (expense), net	—	—
Change in fair value of preferred stock derivative liability	(2.1)	(0.5)
Change in fair value of convertible senior notes	(2.6)	(0.4)
Gain on loan forgiveness	1.0	—
Loss on debt extinguishment	(1.2)	—
Interest income	—	—
Interest expense	(2.3)	(4.2)
Loss before provision for income taxes	(0.9)	(2.6)
Provision for income taxes	—	0.2
Net loss	(0.9)	(2.8)
Net income attributable to non-controlling interests	—	—
Net loss attributable to JAKKS Pacific, Inc.	(0.9)%	(2.8)%
Net loss attributable to common stockholders	(1.2)%	(3.0)%

The following table summarizes, for the periods indicated, certain statement of operations data by segment (in thousands).

	Year Ended December 31,
	2021	2020
Net Sales
Toys/Consumer Products	$513,517	$427,122
Costumes	107,599	88,750
	621,116	515,872
Cost of Sales
Toys/Consumer Products	357,226	294,792
Costumes	80,933	71,315
	438,159	366,107
Gross Profit
Toys/Consumer Products	156,291	132,330
Costumes	26,666	17,435
	$182,957	$149,765

Comparison of the Years Ended December 31, 2021 and 2020

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $513.5 million in 2021, compared to $427.1 million in 2020, representing an increase of $86.4 million, or 20.2%. The increase in net sales was primarily due to higher sales of Disney Style Collection and Disney Encanto™. In addition, net sales from video game properties, Nintendo® and Sonic the Hedgehog®, also added to the yearly increase in net sales.

Costumes. Net sales of our Costumes segment were $107.6 million in 2021, compared to $88.8 million in 2020, representing an increase of $18.8 million, or 21.2%. The increase in net sales was primarily driven by the Disney® and Microsoft® lines of costumes.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $357.2 million, or 69.6% of related net sales in 2021 compared to $294.8 million, or 69.0% of related net sales in 2020 representing an increase of $62.4 million or 21.2%. The increase in dollars is due to higher overall sales in 2021, while the increase in percentage of net sales, year-over-year is due to increased freight costs offset by product margin improvements.

Costumes. Cost of sales of our Costumes segment was $80.9 million, or 75.2% of related net sales for 2021 compared to $71.3 million, or 80.3% of related net sales for 2020 representing an increase of $9.6 million, or 13.5%. The increase in dollars is due to higher overall sales in 2021. The decrease as a percentage of net sales, year-over-year, is due to a lower overall royalty rate in 2021 as well as product margin improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $144.2 million in 2021 and $134.9 million in 2020, constituting 23.2% and 26.1% of net sales, respectively. Selling, general and administrative expenses increased from the prior year primarily driven by higher compensation expense, media spend, and temporary help related to higher domestic shipping.

Restructuring Charge

In 2020, we recognized $1.6 million. The restructuring charges are primarily related to employee severance.

Pandemic Related Charges

In 2020, we recognized $0.4 million in spending directly attributable to making necessary accommodations related to the COVID-19 pandemic.

Gain on loan forgiveness

In 2021, we recognized a gain on loan forgiveness of $6.2 million as a result of the forgiveness of the Paycheck Protection Program Loan secured under the Coronavirus Aid Relief and Economic Security Act.

Loss on debt extinguishment

In 2021, we recognized a loss on debt extinguishment of $7.4 million in connection with the refinance of the 2019 Recap Term Loan.

Interest Expense

Interest expense was $14.1 million for the year ended December 31, 2021, as compared to $21.6 million in the prior year period. In 2021, we booked interest expense of $7.3 million related to our 2019 Recap Term Loan, $5.4 million related to our 2021 BSP Term Loan, $0.8 million related to our revolving credit facility and $0.6 million related to our convertible senior notes due in 2023. In 2020, we booked interest expense of $2.0 million related to our convertible senior notes due in 2020 and 2023, $18.2 million related to our 2019 Recap Term Loan, which includes $3.4 million of payment-in-kind interest, and $3.9 million related to amortization of the debt discount and deferred financing fees, and $1.2 million related to our revolving credit facility.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.2 million, or an effective tax rate of (4.0%) for 2021. During 2020, the income tax expense was $0.7 million, or an effective tax rate of (5.5%).

The 2021 tax expense of $0.2 million included a discrete tax benefit of ($0.4) million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax expenses, our effective tax rate for 2021 was (10.7%), primarily due to the various state taxes and taxes on foreign income.

The 2020 tax expense of $0.7 million included a discrete tax benefit of ($0.3) million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax benefits, our effective tax rate for 2020 was (7.7%), primarily due to the various state taxes and taxes on foreign income.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. Based on our evaluation of all positive and negative evidence, as of December 31, 2021, a valuation allowance of $84.7 million has been recorded against the deferred tax assets that more likely than not will not be realized. The net deferred tax liabilities of $51,000 consists of the net deferred tax liabilities in the foreign jurisdiction, where we are in a cumulative income position.

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

In 2020, the Novel Coronavirus was declared a global pandemic by the World Health Organization and has been spreading throughout the world, including the United States, resulting in emergency measures, including travel bans, closure of retail stores, and restrictions on gatherings of more than a maximum number of people. To the extent that these outbreaks are disruptive to local economies and commercial activity, that development creates downward pressure on our ability to make our product line available to consumers or for consumers to purchase our products, even if our products are available. At this time, we cannot quantify the extent of the impact this disease has had or will have on our sales, net income and cash flows, but it could be significant.

In the first quarter of 2022, Russia and Ukraine were engaged in an armed conflict. We cannot predict at this time the length of this conflict and if it will spread to other countries. Accordingly, we cannot quantify at this time if, or the extent, this conflict will adversely impact our business operations.

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

	2021				2020
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$83,843	$112,352	$236,957	$187,964	$66,557	$78,758	$242,290	$128,267
As a % of full year	13.5%	18.1%	38.1%	30.3%	12.9%	15.2%	47.0%	24.9%
Gross profit	$26,094	$31,897	$74,924	$50,042	$16,350	$16,770	$74,616	$42,029
As a % of full year	14.3%	17.4%	41.0%	27.3%	10.9%	11.2%	49.8%	28.1%
As a % of net sales	31.1%	28.4%	31.6%	26.6%	24.6%	21.3%	30.8%	32.8%
Income (loss) from operations	$(2,723)	$1,821	$36,743	$2,926	$(15,986)	$(9,746)	$37,513	$1,127
As a % of full year	(7.0)%	4.7%	94.8%	7.5%	(123.8)%	(75.5)%	290.6%	8.7%
As a % of net sales	(3.2)%	1.6%	15.5%	1.6%	(24.0)%	(12.4)%	15.5%	0.9%
Income (loss) before provision for (benefit from) income taxes	$(23,963)	$(15,160)	$36,674	$(3,213)	$(11,722)	$(22,996)	$32,164	$(10,855)
As a % of net sales	(28.6)%	(13.5)%	15.5%	(1.7)%	(17.6)%	(29.2)%	13.3%	(8.5)%
Net income (loss)	$(24,051)	$(15,060)	$36,376	$(3,153)	$(11,998)	$(23,268)	$32,431	$(11,309)
As a % of net sales	(28.7)%	(13.4)%	15.4%	(1.7)%	(18.0)%	(29.5)%	13.4%	(8.8)%
Net income attributable to non-controlling interests	$35	$24	$42	$19	$40	$8	$49	$33
As a % of net sales	—%	—%	—%	—%	0.1%	—%	—%	—%
Net income (loss) attributable to JAKKS Pacific, Inc.	$(24,086)	$(15,084)	$36,334	$(3,172)	$(12,038)	$(23,276)	$32,382	$(11,342)
As a % of net sales	(28.7)%	(13.4)%	15.3%	(1.7)%	(18.1)%	(29.6)%	13.4%	(8.8)%
Net income (loss) attributable to common stockholders	$(24,412)	$(15,415)	$35,998	$(3,513)	$(12,345)	$(23,588)	$32,066	$(11,664)
As a % of net sales	(29.1)%	(13.7)%	15.2%	(1.9)%	(18.5)%	(29.9)%	13.2%	(9.1)%
Diluted income (loss) per share	$(4.54)	$(2.48)	$3.97	$(0.37)	$(4.09)	$(7.70)	$3.19	$(2.55)
Weighted average shares and equivalents outstanding	5,379	6,220	9,073	9,511	3,021	3,064	9,307	4,575

Consistent with the seasonality of our business, the first, second and fourth quarters of 2021 and 2020, experienced seasonally low sales which coupled with fixed overhead resulted in significant net losses.

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Liquidity and Capital Resources

As of December 31, 2021, we had working capital of $114.5 million compared to $112.6 million as of December 31, 2020.

Operating activities used net cash of $5.9 million in 2021 and provided net cash of $43.6 million in 2020. The decrease in cash flows provided by operating activities was primarily due to higher working capital usage driven by an increase in accounts receivable due to higher Q4 sales and a higher inventory balance resulting from an increase in freight-in-transit, partially offset by a lower net loss and higher non-cash charges related to valuation adjustments for our convertible senior notes and preferred stock derivative liability. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 23% payable on net sales of such products. As of December 31, 2021, these agreements required future aggregate minimum royalty guarantees of $71.9 million, exclusive of $0.7 million in advances already paid. Of this $71.9 million future minimum royalty guarantee, $31.0 million is due over the next twelve months.

Investing activities used net cash of $8.2 million and $8.2 million for the year ended December 31, 2021 and 2020, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Financing activities used net cash of $32.8 million in 2021 and $10.9 million in 2020. The cash used in 2021 primarily consists of the repayment of our 2019 Recap Term Loan of $125.8 million, as well as, debt issuance costs of $2.6 million incurred in connection with the refinancing of our debt (see Item 8 “Consolidated Financial Statements and Supplementary Data Note 10 – Debt”), partially offset by the net proceeds from the issuance of our 2021 BSP Term Loan of $96.3 million. The cash used in 2020 primarily consists of the repayment of our 2019 Recap Term Loan of $15.1 million and retirement of our 2020 convertible senior notes of $1.9 million, partially offset by the proceeds from the loan under the Paycheck Protection Program (the “PPP Loan”) secured under the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”).

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2021 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Short-term debt	$2,104	$—	$—	$—	$—	$—	$2,104
Long-term debt	—	2,475	2,475	2,475	2,475	86,501	96,401
Interest on debt	7,441	7,244	7,075	6,867	6,679	2,745	38,051
Operating leases	11,176	6,579	956	468	380	—	19,559
Minimum guaranteed license/royalty payments	31,009	21,596	18,784	538	—	—	71,927
Employment contracts	7,972	8,055	2,760	—	—	—	18,787
Total contractual cash obligations	$59,702	$45,949	$32,050	$10,348	$9,534	$89,246	$246,829

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of our income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated (see Item 8 “Consolidated Financial Statements and Supplementary Data Note 13 - Income Taxes” for further explanation of our uncertain tax positions).

As of December 31, 2021, we have $98.5 million of outstanding indebtedness under our first-lien secured term loan (the “2021 BSP Term Loan Agreement”) and we have no outstanding indebtedness under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $9.8 million in letters of credit.

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

We were in compliance with the financial covenants under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement as of December 31, 2021.

(See Item 8 “Consolidated Financial Statements and Supplementary Data, Note 10 – Debt, and Note 11 – Credit Facilities” for additional information pertaining to our Debt and Credit Facilities.)

As of December 31, 2021 and 2020, we held cash and cash equivalents, including restricted cash, of $45.3 million and $92.7 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $30.7 million and $48.7 million as of December 31, 2021 and 2020, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of December 31, 2021.

Our primary sources of working capital are cash flows from operations and borrowings under our JPMorgan ABL Facility (See Item 8 “Consolidated Financial Statements and Supplementary Data Note 11 – Credit Facilities”)

Typically, cash flows from operations are impacted by the effect on sales of (1) the appeal of our products, (2) the success of our licensed brands in motivating consumer purchase of related merchandise, (3) the highly competitive conditions existing in the toy industry and in securing commercially-attractive licenses, (4) dependency on a limited set of large customers, and (5) general economic conditions. A downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate the business. In addition, our business and liquidity are dependent to a significant degree on our vendors and their financial health, as well as the ability to accurately forecast the demand for products. The loss of a key vendor, or material changes in support by them, or a significant variance in actual demand compared to the forecast, can have a material adverse impact on our cash flows and business. Given the conditions in the toy industry environment in general, vendors, including licensors, may seek further assurances or take actions to protect against non-payment of amounts due to them. Changes in this area could have a material adverse impact on our liquidity.

As of December 31, 2021, off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.8 million.

During the last three fiscal years ending December 31, 2021, we do not believe that inflation has had a material impact on our net sales and on income from continuing operations.

Exchange Rates

Sales from our United States and Hong Kong operations are denominated in U.S. dollars and our manufacturing costs are denominated in either U.S. or Hong Kong dollars. Local sales (other than in Hong Kong) and operating expenses of our operations in Hong Kong, the United Kingdom, Germany, the Netherlands, France, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the various exchange rates against the U.S. dollar may positively or negatively affect our operating results. The exchange rate of the Hong Kong dollar to the U.S. dollar has been linked to the U.S. dollar by the Hong Kong Monetary Authority at HK$7.75 - HK$7.85 to US$1.00 since 2005 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We cannot assure you that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations between the United States and Hong Kong or all other currencies will not have a material adverse effect on our business, financial condition or results of operations.

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our BSP Term Loan (see Item 8 “Consolidated Financial Statements and Supplementary Data, Note 10 – Debt) and our 2021 JPMorgan ABL Facility (see Item 8 “Consolidated Financial Statements and Supplementary Data, Note 11 – Credit Facilities). As of December 31, 2021, we have $98.5 million of outstanding indebtedness under our BSP Term Loan which is due June 2027 with interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. Borrowings under our JPMorgan ABL Facility bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). Borrowings under the BSP Term Loan and 2021 JPMorgan ABL Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the twelve-month period ended December 31, 2021, the maximum amount borrowed under the revolving credit facility was $16.0 million and the average amount of borrowings outstanding was $1.8 million. As of December 31, 2021, the amount of total borrowings outstanding under the revolving credit facility was nil.

London Interbank Offering Rate (“LIBOR”) is an interest rate benchmark used as a reference rate for our term loan. Borrowings under our term loan will bear interest at a variable rate, primarily based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether or not LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist.

The Alternative Reference Rates Committee (“ARRC”) has identified the Secured Overnight Financing Rate ("SOFR") as the recommended alternative for use in financial and other derivatives contracts that are currently indexed to U.S. dollar LIBOR. At this time, it is not possible to predict the effect any modification or discontinuation of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on our business and financial condition. Although regulators and IBA have made clear that the recent announcements should not be read to say that LIBOR has ceased or will cease, in the event LIBOR does cease to exist, our term loan and related agreements would transition from LIBOR to SOFR, which may result in interest rates and/or payments that do not correlate over time with the interest rates and/or payments that would have been made on its obligations if LIBOR was available in its current form.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, Germany, France, the Netherlands, Canada and Mexico. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in the United Kingdom, Germany, France, the Netherlands, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the U.S. dollar exchange rates may positively or negatively affect our results of operations. The exchange rate of the Hong Kong dollar to the U.S. dollar has been linked to the U.S. dollar by the Hong Kong Monetary Authority at HK$7.75 - HK$7.85 to US$1.00 since 2005 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows. Therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of these foreign currencies.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

JAKKS Pacific, Inc.

Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Cost of Revenue for Royalties and Related Liabilities

As described in Notes 2, 9 and 17 of the consolidated financial statements, the Company enters into various license agreements whereby the Company uses certain characters and intellectual properties in conjunction with its products. For the year ended December 31, 2021, the cost of revenue related to license agreement royalties was $87.2 million. As of December 31, 2021, accrued royalties were $18.6 million, respectively.

We identified auditing this cost of revenue for royalties and related liabilities as a critical audit matter. The royalty expense calculation includes multiple variables based on various license agreements, including amended and renewed license agreements, and a significant volume of underlying data. Variables in calculating the royalty expense include the territory of where the sale occurs, a broad range of negotiated royalty rates for the type of product, user/usage measures, and the applicable license holder. The auditing of cost of revenue for royalties and related liabilities requires management judgment to critically evaluate its forecasts and evaluate its ability to fully utilize minimum guaranteed royalties, as well as incorporating the significant and unusual impacts of the COVID-19 pandemic. Auditing management’s royalty expense and associated liabilities involved especially challenging auditor judgment and audit effort due to the nature and extent of effort required to address these matters.

●

Evaluating the reasonableness of management’s forecasts, which included: (i) obtaining an understanding of management’s process for developing forecasts, (ii) comparing prior period forecasts to actual results, (iii) assessing the Company’s ability to meet its future guarantees and (iv) evaluating the impact of alternative assumptions on the measurement and comparing to management’s estimate.

●

Assessing management’s projections in the context of other audit evidence obtained during the audit and historical performance to determine whether it was contradictory to the conclusion reached by management.

●

Recalculating royalty costs, agreeing calculation variables to the underlying agreements, and evaluating the reasonableness of royalty expense and related liabilities based on existing, amended and renewed license agreements during the year.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2006.

Los Angeles, California

March 16, 2022

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets	December 31,
	2021	2020
	(In thousands, except per share data)
Current assets
Cash and cash equivalents	$44,521	$87,953
Restricted cash	811	4,740
Accounts receivable, net of allowance for doubtful accounts of $2,626 and $4,566 in 2021 and 2020, respectively	147,394	102,254
Inventory	83,954	38,642
Prepaid expenses and other assets	10,877	17,239
Total current assets	287,557	250,828
Property and equipment
Office furniture and equipment	11,967	11,795
Molds and tooling	103,102	95,367
Leasehold improvements	6,876	6,883
Total	121,945	114,045
Less accumulated depreciation and amortization	108,796	100,534
Property and equipment, net	13,149	13,511
Operating lease right-of-use assets, net	16,950	24,393
Other long term assets	2,993	3,223
Intangible assets, net	1,015	2,031
Goodwill	35,083	35,083
Trademarks	300	300
Total assets	$357,047	$329,369
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$50,237	$30,348
Payable to Meisheng	15,894	10,147
Accrued expenses	47,071	39,304
Reserve for sales returns and allowances	46,285	42,108
Income taxes payable	1,004	484
Short term operating lease liabilities	10,477	9,925
Short term debt, net	2,104	5,950
Total current liabilities	173,072	138,266
Long term operating lease liabilities	8,039	16,883
Debt, non-current portion, net of issuance costs and debt discounts	93,415	150,410
Preferred stock derivative liability	21,282	8,062
Income taxes payable	215	947
Deferred income taxes, net	51	123
Total liabilities	296,074	314,691

Preferred stock accrued dividends, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding in 2021 and 2020	3,074	1,740

Stockholders' Equity*
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,520,817 and 5,694,772 shares issued and outstanding in 2021 and 2020, respectively*	10	6
Additional paid-in capital *	272,941	221,590
Accumulated deficit	(203,431)	(197,423)
Accumulated other comprehensive loss	(12,952)	(12,446)
Total JAKKS Pacific, Inc. stockholders' equity*	56,568	11,727
Non-controlling interests	1,331	1,211
Total stockholders' equity*	57,899	12,938
Total liabilities, preferred stock and stockholders' equity	$357,047	$329,369

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Net sales	$621,116	$515,872	$598,649
Cost of sales:
Cost of goods	343,130	274,867	335,450
Royalty expense	87,187	83,150	91,775
Amortization of tools and molds	7,842	8,090	12,079
Cost of sales	438,159	366,107	439,304
Gross profit	182,957	149,765	159,345
Direct selling expenses	43,069	41,590	55,103
General and administrative expenses	98,712	90,424	99,580
Depreciation and amortization	2,409	2,846	6,527
Intangible asset impairment	—	—	9,379
Restructuring charge	—	1,631	341
Pandemic related charges	—	366	—
Acquisition related and other	—	—	6,204
Income (loss) from operations	38,767	12,908	(17,789)
Income from joint ventures	—	2	—
Other income (expense), net	446	301	(1,158)
Change in fair value of preferred stock derivative liability	(13,220)	(2,815)	(353)
Change in fair value of convertible senior notes	(16,419)	(2,265)	(5,112)
Gain on loan forgiveness	6,206	—	—
Loss on debt extinguishment	(7,351)	—	(13,205)
Interest income	13	22	85
Interest expense	(14,104)	(21,562)	(15,935)
Loss before provision for income taxes	(5,662)	(13,409)	(53,467)
Provision for income taxes	226	735	1,912
Net loss	(5,888)	(14,144)	(55,379)
Net income attributable to non-controlling interests	120	130	169
Net loss attributable to JAKKS Pacific, Inc.	$(6,008)	$(14,274)	$(55,548)
Net loss attributable to common stockholders	$(7,342)	$(15,531)	$(56,031)
Loss per share - basic and diluted*	$(0.98)	$(4.27)	$(21.57)
Shares used in loss per share - basic and diluted*	7,498	3,634	2,598

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net loss	$(5,888)	$(14,144)	$(55,379)
Other comprehensive income (loss):
Foreign currency translation adjustment	(506)	1,976	1,425
Comprehensive loss	(6,394)	(12,168)	(53,954)
Less: Comprehensive income attributable to non-controlling interests	120	130	169
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(6,514)	$(12,298)	$(54,123)

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated	JAKKS
	Number of		Treasury	Additional Paid-in	Accumulated	Other Comprehensive	Pacific, Inc. Stockholders’	Non-Controlling	Total Stockholders’
	Shares *	Amount *	Stock	Capital *	Deficit	Loss	Equity *	Interests	Equity *
	(In thousands)
Balance, December 31, 2018	2,917	$3	$(24,000)	$218,182	$(127,601)	$(15,847)	$50,737	$912	$51,649
Stock-based compensation expense	355	—	—	2,868	—	—	2,868	—	2,868
Common stock issuance	585	1	—	4,213	—	—	4,214	—	4,214
Treasury shares retirement	(311)	—	24,000	(24,000)	—	—	—	—	—
Retirement of restricted stock	(6)	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding	(19)	—	—	(273)	—	—	(273)	—	(273)
Preferred stock accrued dividends	—	—	—	(483)	—	—	(483)	—	(483)
Net income (loss)	—	—	—	—	(55,548)	—	(55,548)	169	(55,379)
Foreign currency translation adjustment	—	—	—	—	—	1,425	1,425	—	1,425
Balance, December 31, 2019	3,521	4	—	200,507	(183,149)	(14,422)	2,940	1,081	4,021
Stock-based compensation expense	64	—	—	2,303	—	—	2,303	—	2,303
Conversion of convertible senior notes	2,127	2	—	20,210	—	—	20,212	—	20,212
Repurchase of common stock for employee tax withholding	(17)	—	—	(174)	—	—	(174)	—	(174)
Preferred stock accrued dividends	—	—	—	(1,257)	—	—	(1,257)	—	(1,257)
Net income (loss)	—	—	—	—	(14,274)	—	(14,274)	130	(14,144)
Foreign currency translation adjustment	—	—	—	—	—	1,976	1,976	—	1,976
Adjustment to additional paid in capital	—	—	—	1	—	—	1	—	1
Balance, December 31, 2020	5,695	6	—	221,590	(197,423)	(12,446)	11,727	1,211	12,938
Stock-based compensation expense	43	—	—	2,093	—	—	2,093	—	2,093
RSA to RSU conversion	(431)	—	—	—	—	—	—	—	—
Conversion of convertible senior notes	4,247	4	—	50,756	—	—	50,760	—	50,760
Repurchase of common stock for employee tax withholding	(33)	—	—	(164)	—	—	(164)	—	(164)
Preferred stock accrued dividends	—	—	—	(1,334)	—	—	(1,334)	—	(1,334)
Net income (loss)	—	—	—	—	(6,008)	—	(6,008)	120	(5,888)
Foreign currency translation adjustment	—	—	—	—	—	(506)	(506)	—	(506)
Balance, December 31, 2021	9,521	$10	$—	$272,941	$(203,431)	$(12,952)	$56,568	$1,331	$57,899

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities
Net loss	$(5,888)	$(14,144)	$(55,379)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	(1,397)	1,619	864
Depreciation and amortization	10,251	10,936	17,634
Write-off and amortization of debt issuance costs	1,304	1,404	1,454
Share-based compensation expense	2,093	2,303	2,868
Payment-in-kind interest	1,519	4,366	1,725
Amortization of debt discount	1,419	2,800	1,077
(Gain) loss on disposal of property and equipment	(67)	71	(65)
Tools and molds disposal	—	149	972
Intangibles impairment	—	—	9,379
Gain on loan forgiveness	(6,206)	—	—
Loss on debt extinguishment	7,351	—	13,205
Deferred income taxes	(72)	(103)	(1,205)
Change in fair value of convertible senior notes	16,419	2,265	5,112
Change in fair value of preferred stock derivative liability	13,220	2,815	353
Changes in operating assets and liabilities:
Accounts receivable	(43,743)	14,069	3,472
Inventory	(45,312)	15,617	(379)
Prepaid expenses and other assets	7,330	20,004	(6,190)
Accounts payable and payable to Meisheng	25,017	(20,761)	4,873
Accrued expenses	7,767	(211)	9,601
Reserve for sales returns and allowances	4,177	3,743	8,962
Income taxes payable	(212)	(2,626)	2,599
Other liabilities	(849)	(749)	894
Total adjustments	9	57,711	77,205
Net cash provided by (used in) operating activities	(5,879)	43,567	21,826
Cash flows from investing activities
Purchases of property and equipment	(8,221)	(8,268)	(9,415)
Proceeds from sale of property and equipment	32	78	12
Net cash used in investing activities	(8,189)	(8,190)	(9,403)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(164)	(174)	(273)
Proceeds from loan under the Paycheck Protection Program	—	6,206	—
Proceeds from credit facility borrowings	16,000	—	5,000
Retirement of convertible senior notes	—	(1,905)	—
Repayment of credit facility borrowings	(16,000)	—	(12,500)
Deferred issuance costs	(2,629)	—	(4,957)
Repayment of 2019 Recap Term Loan	(125,805)	(15,073)	(20,000)
Repayment of 2021 BSP Term Loan	(495)	—	—
Term loan prepayment penalty	—	—	(393)
Net proceeds from issuance of long term debt	96,306	—	27,356
Net cash used in financing activities	(32,787)	(10,946)	(5,767)
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,855)	24,431	6,656
Effect of foreign currency translation	(506)	1,976	1,425
Cash, cash equivalents and restricted cash, beginning of year	92,693	66,286	58,205
Cash, cash equivalents and restricted cash, end of year	$45,332	$92,693	$66,286
Supplemental disclosures of non-cash financing activities:
Forgiveness of Paycheck Protection Program Loan	$6,206	$—	$—
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,355	$13,216	$6,434
Cash paid for income taxes, net	$1,615	$3,849	$29

As of December 31, 2021, there was $2.8 million of property and equipment included in accounts payable. As of December 31, 2020, there was $2.1 million of property and equipment included in accounts payable. As of December 31, 2019, there was $2.1 million of property and equipment included in accounts payable.

The Company received income tax refunds of $0.3 million, $0.6 million and $1.8 million for the year ended December 31, 2021, 2020 and 2019, respectively, and has included these amounts in cash paid during the period for income taxes, net.

See Note 20 for additional supplemental information to consolidated statements of cash flows.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1—Principal Industry

JAKKS Pacific, Inc. (the “Company”) is engaged in the development, production and marketing of consumer products, including toys and related products, electronic products, and other consumer products. The Company markets its product lines domestically and internationally.

The Company is incorporated under the laws of the State of Delaware.

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

The global pandemic continues to be an unpredictable macro event impacting the world at large and by extension, the market for JAKKS products as well as its operations. The Company has navigated the pandemic to date and has expectations of wider vaccinations and reduced pandemic restrictions on mobility and social interaction in the quarters to follow. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and the resulting impact on its financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is unable to estimate the effects of the COVID-19 outbreak on its future results of operations, financial condition and liquidity.

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

On April 23, 2020, the Small Business Administration issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the Paycheck Protection Program (“PPP”). Subsequently, on April 28, 2020, the Secretary of the Treasury and Small Business Administrator announced that the government will review all PPP loans of more than $2.0 million for which the borrower applies for forgiveness. If the Company were to be audited and receive an adverse finding in such audit, the Company could be required to return the full amount of the loan, which could reduce its liquidity, and potentially subject it to fines and penalties.

On June 12, 2020, the Company received a $6.2 million loan under the PPP within the CARES Act (the “PPP Loan”). The PPP Loan matured on June 2, 2022 and was subject to the CARES Act terms which included, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP Loan allowed for prepayment at any time prior to maturity with no prepayment penalties. The PPP Loan was subject to events of default and other provisions customary for a loan of this type. The application for the loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. A PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. The forgiveness of the loan was also dependent on the Company having initially qualified for the loan.

In June 2021, the Company filed its application for forgiveness of the entirety of its PPP loan. On September 10, 2021, the full amount of the PPP Loan was forgiven. Income from the forgiveness of the PPP Loan is recognized as a $6.2 million gain on loan forgiveness in the consolidated statements of operations.

The CARES Act also provided an employee retention credit (“ERC”) which was a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through year end. The Company became eligible for the credit beginning on March 16, 2020.

The CAA extended and expanded the availability of the ERC through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 ("ARP"), enacted on March 11, 2021, extended and expanded the availability of the ERC through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company will qualify for the employee retention credit for quarters where the Company’s operations were partially suspended due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19. During the year ended December 31, 2021 and 2020, the Company recorded $2.1 million and $0.3 million, respectively, related to the ERC as an offset within selling, general and administrative expenses on the Company’s consolidated statements of operations and within prepaid expenses and other assets on the Company's consolidated balance sheet (See Note 5 – Prepaid Expenses and Other Assets).

As of December 31, 2021 and 2020, the Company held cash and cash equivalents, including restricted cash, of $45.3 million and $92.7 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $30.7 million and $48.7 million as of December 31, 2021 and 2020, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of December 31, 2021.

The Company’s primary sources of working capital are cash flows from operations and borrowings under its credit facility (see Note 11 - Credit Facilities). Cash flow from operating activities used net cash of $5.9 million in 2021.

Typically, cash flows from operations are impacted by the effect on sales of (1) the appeal of the Company’s products, (2) the success of its licensed brands in motivating consumer purchase of related merchandise, (3) the highly competitive conditions existing in the toy industry and in securing commercially-attractive licenses, (4) dependency on a limited set of large customers and (5) general economic conditions. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company’s ability to generate sufficient cash flows to operate the business. In addition, the Company’s business and liquidity are dependent to a significant degree on its vendors and their financial health, as well as the ability to accurately forecast the demand for products. The loss of a key vendor, or material changes in support by them, or a significant variance in actual demand compared to the forecast, can have a material adverse impact on the Company’s cash flows and business.

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into the JPMorgan ABL Credit Agreement with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility. The JPMorgan ABL Credit Agreement replaces the Company’s Wells Fargo ABL Facility, dated as of March 27, 2014, with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility will bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026.

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

As of December 31, 2021, the Company had $98.5 million of outstanding indebtedness under the 2021 BSP Term Loan Agreement and no outstanding indebtedness under its amended and extended JPMorgan ABL Credit Agreement with JPM Chase aside from utilizing $9.8 million in letters of credit.

On June 2, 2021, the Company repaid in full and terminated the First Lien Term Loan Facility Credit Agreement (the “2019 Recap Term Loan Agreement,” formerly known as the “New Term Loan Agreement” in prior filings), dated as of August 9, 2019, with Cortland Capital Market Services LLC, as agent. The Wells Fargo ABL Credit Facility Agreement was also terminated as of June 2, 2021.

The Company was in compliance with the financial covenants under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement as of December 31, 2021.

The Company’s consolidated financial statements for the year ended December 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Cash and cash equivalents, including restricted cash, projected cash flow from operations, and borrowings under the Company’s credit facility are sufficient to meet the Company’s working capital and capital expenditure requirements for the next 12 months.

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

Restricted cash

Restricted cash consists of a cash collateral account to cover a guarantee bond.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews performed as necessary, depending upon the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. The Company uses a variety of financial arrangements to ensure collectability of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

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

The Company disaggregates its revenues from contracts with customers by reporting segment: Toys/Consumer Products and Costumes. The Company further disaggregates revenues by major geographic regions (See Note 3 - Business Segments, Geographic Data and Sales by Major Customers for further information).

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

The Company’s reserve for sales returns and allowances amounted to $46.3 million as of December 31, 2021 and $42.1 million as of December 31, 2020.

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

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$106	$135
Finished goods	83,848	38,507
	$83,954	$38,642

As of December 31, 2021 and 2020, the inventory obsolescence reserve was $4.6 million and $10.8 million, respectively.

Royalties

The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. These agreements may call for payment in advance or future payment of minimum guaranteed amounts. Amounts paid in advance are recorded as an asset and charged to expense when the related revenue is recognized in the consolidated statements of operations. If all or a portion of the minimum guaranteed amounts appear not to be recoverable through future use of the rights obtained under the license, the non-recoverable portion of the guaranty is charged to expense at that time.

Deferred Financing Charges

Deferred financing charges consist of credit facility loan origination fees. These charges are capitalized and amortized over the life of the line of credit agreement.

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of length of lease or 10 years

During interim reporting periods, the Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to the production of goods as it follows the seasonality of sales. The Company believes that the usage method more accurately matches costs with revenues. From a full-year perspective, the depreciation methodology follows the straight-line method, based on the estimated useful life of molds and tools of three years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No impairment charges were recorded for the year ended December 31, 2021, 2020 and 2019.

For the year ended December 31, 2021, 2020 and 2019, the Company’s aggregate depreciation expense related to property and equipment was $9.2 million, $9.8 million and $12.9 million, respectively.

For the year ended December 31, 2021, 2020 and 2019, the Company recorded a (gain) loss on disposal of tools and molds of ($34,100), $0.1 million and $1.0 million, respectively, which is included in cost of sales in the consolidated statements of operations.

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

Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the year ended December 31, 2021, 2020 and 2019, was approximately $12.2 million, $10.1 million and $13.8 million, respectively.

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

Foreign Currency Translation Exposure

The Company’s reporting currency is the U.S. dollar. The translation of its net investment in subsidiaries with non-U.S. dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company’s primary currency translation exposures in 2021, 2020 and 2019 were related to its net investment in entities having functional currencies denominated in the Hong Kong Dollar, British Pound, Canadian Dollar, Chinese Yuan, Mexican Peso and the Euro.

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

Income (Loss) per share

A reconciliation of the amounts used to calculate basic and diluted income (loss) per share for the year ended December 31, 2021, 2020, and 2019 follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(5,888)	$(14,144)	$(55,379)
Net income attributable to non-controlling interests	120	130	169
Net loss attributable to JAKKS Pacific, Inc.	(6,008)	(14,274)	(55,548)
Preferred stock dividend	(1,334)	(1,257)	(483)
Net loss attributable to common stockholders	$(7,342)	$(15,531)	$(56,031)
Weighted average common shares outstanding - basic and diluted	7,498	3,634	2,598
Net loss per share available to common stockholders - basic and diluted	$(0.98)	$(4.27)	$(21.57)

Basic income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). For the year ended December 31, 2021, 2020 and 2019, the convertible senior notes interest and related weighted common share equivalent of 1,735,938, 5,758,365 and 2,907,498, respectively, were excluded from the diluted income (loss) per share calculation since they would have been anti-dilutive. Potentially dilutive restricted stock awards and units of 122,371, 185,455 and 142,350 for each of the year ended December 31, 2021, 2020 and 2019, respectively, were excluded from the computation of diluted income (loss) per share since they would have been anti-dilutive.

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

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” ASU 2021-10 requires annual disclosures that are expected to increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity’s financial statements. The provisions of ASU 2021-10 are effective for fiscal years beginning after December 31, 2021, with early adoption permitted. The Company adopted ASU 2021-10 during the fiscal period December 31, 2021. (See Note 1 – Principal Industry, Note 5 – Prepaid Expenses and Other Assets and Note 10 – Debt, for disclosures related to government assistance received by the Company).

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

The Costumes segment, under its Disguise branding, designs, develops, markets and sells a wide range of every-day and special occasion dress-up costumes and related accessories in support of Halloween, Carnival, Children’s Day, Book Day/Week, and every-day/any-day costume play.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2021 and 2020 and for the three years in the period ended December 31, 2021 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net Sales
Toys/Consumer Products	$513,517	$427,122	$479,038
Costumes	107,599	88,750	119,611
	$621,116	$515,872	$598,649

	Year Ended December 31,
	2021	2020	2019
Income (Loss) from Operations
Toys/Consumer Products	$39,046	$20,002	$(8,128)
Costumes	(279)	(7,094)	(9,661)
	$38,767	$12,908	$(17,789)

	Year Ended December 31,
	2021	2020	2019
Depreciation and Amortization Expense
Toys/Consumer Products	$9,585	$10,292	$16,227
Costumes	666	644	1,407
	$10,251	$10,936	$17,634

	December 31,
	2021	2020
Assets
Toys/Consumer Products	$338,266	$315,838
Costumes	18,781	13,531
	$357,047	$329,369

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 (in thousands):

	December 31,
	2021	2020
Long-lived Assets
United States	$16,252	$23,607
China	11,655	10,773
United Kingdom	1,270	1,458
Hong Kong	770	1,870
Canada	73	100
Mexico	79	96
	$30,099	$37,904

	Year Ended December 31,
	2021	2020	2019
Net Sales by Customer Area
United States	$512,193	$421,222	$481,309
Europe	60,425	51,885	65,557
Canada	17,999	18,486	19,937
Latin America	12,606	7,734	11,415
Asia	9,232	8,285	10,112
Australia and New Zealand	6,423	5,795	7,870
Middle East and Africa	2,238	2,465	2,449
	$621,116	$515,872	$598,649

Major Customers

Net sales to major customers were as follows (in thousands, except for percentages):

	2021		2020		2019
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Wal-Mart	$167,260	26.9%	$150,250	29.1%	$177,063	29.6%
Target	176,561	28.4	132,354	25.7	124,709	20.8
	$343,821	55.3%	$282,604	54.8%	$301,772	50.4%
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

Note 4—Joint Ventures

On December 16, 2009, the Company entered into a joint venture agreement with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company in which it owned fifty percent interest. The joint venture (“Pacific Animation Partners”) was created to develop and produce an animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture has since ceased production of the television show. The joint venture was terminated on December 2, 2020. For the year ended December 31, 2020 and 2019, the Company recognized income from the joint venture of $2,341 and nil, respectively.

As of December 31, 2021 and 2020, the balance of the investment in the Pacific Animation Partners joint venture is nil.

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) from the joint venture for the year ended December 31, 2021, 2020 and 2019 was $120,000, $130,000 and $169,000, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited (“Meisheng”), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the income (loss) from the joint venture for the years ended December 31, 2021, 2020 and 2019 was nil. MC&C is an affiliate of Meisheng and Meisheng holds shares of the Company’s outstanding common stock.

Note 5—Prepaid Expenses and Other Assets

Prepaid expenses and other assets for the year ended December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$4,151	$2,490
Royalty advances	2,619	13,518
Employee retention credit	2,390	300
Income tax receivable	1,527	927
Other assets	190	4
	$10,877	$17,239

Note 6—Goodwill

There were no changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2021 and 2020.

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

In the second quarter of 2021, the Company performed a qualitative assessment to determine whether it was more likely than not that the book value of each reporting unit exceeded its fair value. As a result of the Company’s qualitative assessment, it was determined that goodwill was not impaired. There were no events or changes in circumstances subsequent to the second quarter assessment that indicate that the carrying value of a reporting unit may exceed its fair value as of December 31, 2021.

Note 7—Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying consolidated balance sheets. Trademarks are disclosed separately in the accompanying consolidated balance sheets. Intangible assets are as follows (in thousands, except for weighted useful lives):

		December 31, 2021			December 31, 2020
	Weighted	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(20,130)	$—	$20,130	$(20,130)	$—
Product lines	10.36	33,858	(32,843)	1,015	33,858	(31,827)	2,031
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(59,325)	$1,015	$60,340	$(58,309)	$2,031
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300

In 2019, the Company assessed the recoverability of the Maui product lines and determined that the fair value was less than its carrying amount. As a result, the Company recorded an impairment charge of $9.4 million. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

For the year ended December 31, 2021, 2020 and 2019, the Company’s aggregate amortization expense related to intangible assets was $1.0 million, $1.2 million and $4.7 million, respectively. The Company expects to amortize the remaining carrying value of $1.0 million in 2022.

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

Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Royalties	$18,606	$13,659
Inventory liabilities	6,003	7,115
Goods in transit	5,601	2,597
Salaries and employee benefits	4,347	4,032
Unearned revenue	2,510	938
Bonuses	1,997	666
Third party warehouse	1,807	475
Professional fees	1,097	1,877
Sales commissions	527	351
Interest expense	51	4,132
Other	4,525	3,462
	$47,071	$39,304

In addition to royalties currently payable on the sale of licensed products during the year, the Company records a liability as accrued royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (see Note 17 - Commitments).

Note 10—Debt

Convertible senior notes

Convertible senior notes consist of the following (in thousands):

	December 31, 2021			December 31, 2020
	Principal/	Debt		Principal/	Debt
	Fair Value	Issuance	Net	Fair Value	Issuance	Net
	Amount	Costs	Amount	Amount	Costs	Amount
3.25% convertible senior notes due 2023 *	$—	$—	$—	$34,134	$—	$34,134

*The amounts presented for the 3.25% convertible senior notes due 2023 within the table represent the fair value as of December 31, 2020 (see Note 16 - Fair Value Measurements). The principal amount of these notes is $22.9 million as of December 31, 2020. The accrued, but unpaid, payment-in-kind interest is $0.9 million as of December 31, 2020.

In August 2019, the Company entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization Transaction”) among Wells Fargo, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the Company’s 4.875% convertible senior notes due 2020 ( the “Investor Parties”) to recapitalize the Company’s balance sheet, including the extension to the Company of incremental liquidity and at least three-year extensions of substantially all of the Company’s outstanding convertible debt obligations and revolving credit facility. The Company’s Term Loan Agreement entered into with Great American Capital Partners (See Note 11 – Credit Facilities) was paid in full and terminated in connection with the Recapitalization Transaction.

In connection with the Recapitalization Transaction, the Company issued (i) amended and restated notes with respect to the Company’s $21.6 million Oasis Note issued on November 7, 2017, and the $8.0 million Oasis Note issued on July 26, 2018 (together, the “Existing Oasis Notes”), and (ii) a new $8.0 million convertible senior note having the same terms as such amended and restated notes (the "New $8.0 million Oasis Note" and collectively, the “New Oasis Notes” or the "3.25% convertible senior notes due 2023"). Interest on the New Oasis Notes is payable on each May 1 and November 1 until maturity and accrues at an annual rate of (i) 3.25% if paid in cash or 5.00% if paid in stock plus (ii) 2.75% payable in kind. The New Oasis Notes mature 91 days after the amounts outstanding under the 2019 Recap Term Loan are paid in full, and in no event later than July 3, 2023.

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

During 2020, $15.1 million of the New Oasis Notes (including $0.5 million in PIK interest) were converted for 2,126,780 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $20.2 million.

During 2021, $24.0 million of the New Oasis Notes (including $1.2 million in PIK interest) were converted for 4,246,828 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $50.8 million.

A director of the Company is a portfolio manager at Oasis Management.

The Company has elected to measure and present the New Oasis Notes at fair value using Level 3 inputs and as a result, recognized a loss of $16.4 million, $2.3 million and $5.1 million for the year ended December 31, 2021, 2020 and 2019, respectively, related to changes in the fair value of the 3.25% convertible senior notes due 2023.

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

In connection with the Recapitalization Transaction, the 2020 Notes with a face amount of $111.1 million of the total $113.0 million that were outstanding at the time of the Recapitalization Transaction were refinanced and the maturity dates were extended. Of the refinanced amount, $103.8 million was refinanced with the Investor Parties through the issuance of the New Common Equity (as defined below), the New Preferred Equity (as defined below) (see Note 15 - Common Stock and Preferred Stock) and new secured term debt that matures in February 2023 (see Term Loan section below). Additionally, $1.0 million of accrued interest was refinanced with the Investor Parties. The remaining refinanced amount of $7.3 million was exchanged into the new $8.0 million Oasis Note discussed above. In connection with the issuance of the new secured term loan, as well as the New Common Equity and the New Preferred Equity, the Company recognized a loss on extinguishment of the 2020 Notes refinanced with the Investor Parties of approximately $2.4 million, and wrote off $0.7 million of unamortized debt issuance costs related to the 2020 Notes during the year ending December 31, 2019.

The remaining $1.9 million principal amount of the 2020 Notes were redeemed at par at maturity on June 1, 2020.

On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd (see Note 12 – Related Party Transactions). The transaction closed on February 8, 2021. As of December 31, 2021, Benefit Street Partners held nil in principal amount of the New Oasis Notes.

Key components of the 4.875% convertible senior notes due 2020 consist of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Contractual interest expense	$—	$32	$3,370
Amortization of debt issuance costs recognized as interest expense	—	—	460
	$—	$32	$3,830

Key components of the 3.25% convertible senior notes due 2020 consist of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Contractual interest expense	$—	$—	$580

Key components of the 3.25% convertible senior notes due 2023 consist of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Contractual interest expense	$620	$2,004	$899

Term Loan

Term loan consists of the following (in thousands):

	December 31, 2021			December 31, 2020
		Debt Discount/			Debt Discount/
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs*	Amount	Amount**	Costs*	Amount
2019 Recap Term Loan	$—	$—	$—	$119,801	$(8,471)	$111,330
2021 BSP Term Loan	98,505	(2,986)	95,519	—	—	—

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

On October 16, 2020, the Company reached an agreement (the “Amendment”) with holders of its 2019 Recap Term Loan and Wells Fargo, holder of its revolving credit facility, to amend its 2019 Recap Term Loan Agreement and defer its EBITDA covenant calculation until March 31, 2022. Under the Amendment, the trailing 12-month EBITDA requirement was reduced to $25.0 million, which will not be calculated earlier than March 31, 2022. The Amendment also required the Company to pre-pay $15.0 million of the 2019 Recap Term Loan immediately and, under certain conditions, pre-pay up to an additional $5.0 million no later than the third quarter of fiscal year 2021. In connection with the amendment, on October 20, 2020, the Company paid $15.0 million of its outstanding principal amount and $0.3 million in related interest and PIK interest. As of December 31, 2021, the Company had nil outstanding under the 2019 Recap Term Loan Agreement. As of December 31, 2020, the Company had $124.5 million (including $4.7 million in PIK interest) outstanding under the 2019 Recap Term Loan Agreement, $5.0 million of which is recorded as short term debt, and $114.8 million is recorded as long term debt on the consolidated balance sheet.

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

Amortization expense classified as interest expense related to the $3.8 million of debt issuance costs associated with the issuance of the 2019 Recap Term Loan was $0.4 million, $1.0 million and $0.4 million for the year ended December 31, 2021, 2020 and 2019, respectively.

Amortization expense classified as interest expense related to the $10.1 million debt discount associated with the issuance of the 2019 Recap Term Loan was $1.2 million, $2.8 million and $1.1 million for the year ended December 31, 2021, 2020 and 2019, respectively.

The fair value of the Company’s 2019 Recap Term Loan is considered Level 3 fair value (see Note 16 – Fair Value Measurements for further discussion of the fair value hierarchy) and are measured using the discounted future cash flow method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a debt security with comparable risk. This assumption is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. The estimated fair value of the 2019 Recap Term Loan as of December 31, 2020 was $129.6 million compared to a carrying value of $116.0 million.

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

The agent and Sole Lead Arranger under the 2021 BSP Term Loan are affiliates of an affiliate of the Company, which affiliate, at the time of refinancing, owned common stock and the 3.25% convertible senior notes due 2023 of the Company, as well as the Company’s outstanding Series A Preferred Stock.

Amortization expense classified as interest expense related to the $1.0 million of debt issuance costs associated with the issuance of the 2021 BSP Term Loan was $0.1 million for the year ended December 31, 2021.

Amortization expense classified as interest expense related to the $2.3 million debt discount associated with the issuance of the 2021 BSP Term Loan was $0.2 million for the year ended December 31, 2021.

The fair value of the Company’s 2021 BSP Term Loan is considered Level 3 fair value (see Note 16 – Fair Value Measurements for further discussion of the fair value hierarchy) and are measured using the discounted future cash flow method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a debt security with comparable risk. This assumption is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. The estimated fair value of the 2021 BSP Term Loan as of December 31, 2021 was $97.3 million compared to a carrying value of $95.5 million.

As of December 31, 2021, the Company was in compliance with the financial covenants under the 2021 BSP Term Loan Agreement.

The aggregate principal amount of long-term debt maturing in the next five years and thereafter is as follows:

		2021 BSP Term Loan
2022	*	$2,104
2023		2,475
2024		2,475
2025		2,475
2026		2,475
Thereafter		86,501
		$98,505

*Represents the Company’s current portion of principal amortization payments for the 2021 BSP Term Loan.

Loan under Paycheck Protection Program

On June 12, 2020, the Company received a $6.2 million PPP Loan under the PPP within the CARES Act. The PPP Loan matures on June 2, 2022, and was subject to the CARES Act terms which included, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP Loan allowed for prepayment at any time prior to maturity with no prepayment penalties. The PPP Loan was subject to events of default and other provisions customary for a loan of this type. A PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. On September 10, 2021, the full amount of the PPP Loan was forgiven. Income from the forgiveness of the PPP Loan is recognized as a $6.2 million gain on loan forgiveness in the consolidated statements of operations.

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

As described in Note 10 – Debt, on October 16, 2020, the Company amended its 2019 Recap Term Loan to reduce the amount and defer the calculation of its EBITDA covenant, with Wells Fargo as party to the agreement.

On June 2, 2021, the Company terminated the Wells Fargo ABL Credit Facility Agreement

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

Amortization of debt issuance costs was $0.2 million, $0.4 million and $0.6 million for the year ended December 31, 2021, 2020 and 2019, respectively.

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into the JPMorgan ABL Credit Agreement with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility. The JPMorgan ABL Credit Agreement replaces the Company’s Wells Fargo ABL Facility, dated as of March 27, 2014, with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility will bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026. As of December 31, 2021, the weighted average interest rate on the credit facility with JPMorgan Chase Bank was 1.88%.

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

As of December 31, 2021, the amount of outstanding borrowings was nil and the total excess borrowing availability was $56.7 million.

As of December 31, 2021, off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.8 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 (i.e., JPMorgan ABL Credit Agreement) was $0.2 million for the year ended December 31, 2021.

As of December 31, 2021, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement.

Note 12—Related Party Transactions

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., (“MC&C”) for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income from the joint venture for the year ended December 31, 2021, 2020 and 2019 was $120,000, $130,000 and $169,000, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited (“Meisheng”), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the income (loss) from the joint venture for the years ended December 31, 2021, 2020 and 2019 was nil. MC&C is an affiliate of Meisheng and Meisheng holds shares of the Company’s outstanding common stock.

In March 2017, the Company entered into an agreement with a Hong Kong affiliate of its China joint venture partner. After their shareholder and China regulatory approval, the transaction closed on April 27, 2017. In 2018, the Company issued 4,158 shares of restricted stock at a value of $0.1 million to the non-employee director, which vested in January 2019. In 2019, the Company issued 5,471 shares of restricted stock at a value of $0.1 million to the non-employee director, which vested in January 2020.

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

Meisheng also serves as a significant manufacturer of the Company. For the year ended December 31, 2021, 2020 and 2019, the Company made inventory-related payments to Meisheng of approximately $77.7 million, $64.8 million and $94.3 million respectively. As of December 31, 2021 and 2020, amounts due to Meisheng for inventory received by the Company, but not paid totaled $15.9 million and $10.1 million, respectively.

A director of the Company is a portfolio manager at Oasis Management. (see Note 10 - Debt)

A director of the Company is a director at Benefit Street Partners. (see Note 10 - Debt)

Amounts outstanding under the 2021 BSP Term Loan will bear interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. The 2021 BSP Term Loan matures in June 2027.

The 2021 BSP Term Loan Agreement contains negative covenants, events of default, and the obligations under the 2021 BSP Term Loan Agreement are guaranteed by the Company. The terms, covenants, events of default, and Company obligations are described in more detail in Note 10 – Debt, as well as in the 2021 BSP Term Loan Agreement. As of December 31, 2021, Benefit Street Partners held $98.5 million in principal amount of the 2021 BSP Term Loan.

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

For the years ended 2021, 2020 and 2019, the provision for income taxes, which included federal, state and foreign income taxes, was an expense of $0.2 million, $0.7 million and $1.9 million, respectively, reflecting effective tax provision rates of (4.0%), (5.5%) and (3.6%) respectively.

The 2021 tax expense of $0.2 million included a discrete tax benefit of ($0.4) million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax benefits, the Company’s effective tax rate for 2021 was (10.7%), primarily due to state taxes and taxes on foreign income.

For the years ended 2020 and 2019, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of (5.5%) and (3.6%). Exclusive of discrete items, the effective tax provision rate would be (7.7%) in 2020 and (3.1%) in 2019.

As of December 31, 2021 and 2020, the Company had net deferred tax liabilities of approximately $51,000 and $0.1 million, primarily related to foreign jurisdictions.

Provision for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Federal	$1	$(212)	$(212)
State and local	43	134	66
Foreign	254	704	3,037
Total Current	298	626	2,891
Deferred	(72)	109	(979)
Total	$226	$735	$1,912

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Net deferred tax assets/(liabilities):
Reserve for sales allowances and possible losses	$356	$658
Accrued expenses	2,998	3,227
Prepaid royalties	1,298	4,282
Accrued royalties	1,731	4,191
Inventory	9,313	8,793
State income taxes	17	23
Property and equipment	1,832	1,618
Goodwill and intangibles	4,266	6,015
Share-based compensation	593	780
Interest limitation	3,595	2,114
Undistributed foreign earnings	(2,919)	(2,419)
Operating lease right-of-use assets	(4,117)	(5,798)
Operating lease liabilities	4,518	6,427
Federal and state net operating loss carryforwards	59,572	61,239
Credit carryforwards	697	697
Other	902	794
Gross	84,652	92,641
Valuation allowance	(84,703)	(92,764)
Total net deferred tax liabilities	$(51)	$(123)

Provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	Year ended December 31,
	2021	2020	2019
Federal income tax expense	21.0%	21.0%	21.0%
State income tax expense, net of federal tax effect	3.3	7.7	6.1
Effect of differences in U.S. and foreign statutory rates	(0.5)	1.2	0.6
Uncertain tax positions	7.0	3.4	(0.3)
Provision to return	6.3	(3.8)	(0.1)
Change in tax rate	6.5	4.4	(1.5)
Non-deductible expenses	(68.7)	(26.2)	(13.0)
PPP Loan	29.1	0.0	0.0
Unrealized Loss	(138.9)	(10.0)	0.0
Other	0.0	0.0	(0.4)
Undistributed foreign earnings	(8.7)	(3.3)	0.2
Valuation allowance	139.6	0.1	(16.2)
	(4.0)%	(5.5)%	(3.6)%

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

The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Domestic	$(7,881)	$(18,748)	$(61,798)
Foreign	2,219	5,339	8,331
	$(5,662)	$(13,409)	$(53,467)

The Company uses a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

Approximately $0.8 million of the current year reduction was related to a settlement of an audit examination in Hong Kong in 2021. During 2020, approximately $0.6 million of the liability for UTP related to foreign withholding taxes and audit examination in Hong Kong was derecognized.

Current interest on uncertain income tax liabilities is recognized as a component of the income tax provision recognized in the consolidated statements of operations. During 2021 and 2020, the Company did not recognize any interest expense relating to UTPs.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2021 (in millions):

Balance, December 31, 2018	$1.5
Current year additions	0.1
Balance, December 31, 2019	1.6
Current year reduction	(0.6)
Balance, December 31, 2020	1.0
Current year reduction	(0.8)
Balance, December 31, 2021	$0.2

The Company does not expect its gross unrecognized tax benefits to significantly change within the next 12 months.

Tax years 2018 through 2020 remain subject to examination in the United States. The tax years 2017 through 2020 are generally still subject to examination in the various states. Furthermore, all net operating losses and tax credit carryforwards are still subject to review given that the statute of limitation for these items would begin in the year of utilization. The tax years 2015 through 2020 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state and foreign tax authorities.

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

Based on our evaluation of all positive and negative evidence, as of December 31, 2021, a valuation allowance of $84.7 million has been recorded against the deferred tax assets that more likely than not will not be realized. For the year ended December 31, 2021, the valuation allowance decreased from $92.8 million at December 31, 2020. The net deferred tax liabilities of $51,000 in 2021 represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position. The net deferred tax liabilities of $0.1 million in 2020 represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position.

At December 31, 2021, the Company has U.S. federal net operating loss carryforwards, or "NOLs", of approximately $181 million, which will begin to expire in 2033. At December 31, 2021, the Company has state NOLs of approximately $302 million. The majority of the Company's state NOLs were from California, which will begin to expire in 2031. At December 31, 2021, the Company had foreign tax credit carryforwards of approximately $0.1 million, which will begin to expire in 2027. At December 31, 2021, the Company had federal research and development tax credit carryforwards ("credit carryforwards") of approximately $0.5 million, which will begin to expire in 2029. At December 31, 2021, the Company had state research and development tax credits of approximately $0.1 million, which carry forward indefinitely. Utilization of certain NOLs and research credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and comparable state income tax laws. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization.

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

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company has operating leases for corporate offices, warehouses, and certain equipment. The Company’s leases have remaining lease terms of 1 to 5 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. As of December 31, 2021, the Company’s weighted average remaining lease term is approximately 2 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.09%.

The Company adopted ASC 842 effective January 1, 2019. The Company also elected the practical expedients to exclude right-of-use ("ROU") assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet. Under ASC 842, total operating lease costs for the year ended December 31, 2021 and 2020 were $10.3 million and $11.7 million, respectively. Of the $10.3 million for the year ended December 31, 2021, $2.0 million related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $2.2 million in 2021. Of the $11.7 million for the year ended December 31, 2020, $2.0 million related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $0.8 million in 2020.

The Company had a cash outflow of $11.4 million, $11.1 million and $11.8 million related to operating leases for the year ended December 31, 2021, 2020 and 2019, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability excluding minimum lease payments for executed and legally enforceable leases that have not yet commenced as of December 31, 2021 (in thousands):

Year ending December 31,
2022	$11,176
2023	6,579
2024	956
2025	468
2026	380
Thereafter	-
Total lease payments	19,559
Less imputed interest	1,043
Total	$18,516

As of December 31, 2021 and 2020, the minimum lease payments for executed and legally enforceable leases that have not yet commenced were nil and $0.1 million, respectively.

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

During 2021, certain employees, including two executive officers, surrendered an aggregate of 32,846 shares of restricted stock for $163,573 to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 93,352 shares of restricted stock granted in 2018 with a value of approximately $0.5 million was forfeited during 2021.

No dividend was declared or paid in 2021 and 2020.

Preferred Stock

On August 9, 2019, in connection with the Recapitalization Transaction (see Note 10 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of December 31, 2021 and 2020, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends have been declared or paid. For the year ended December 31, 2021 and 2020, the Company recorded $1.3 million and $1.3 million, respectively of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

The Company has the right, but is not required, to repurchase all or a portion of the Series A Preferred Stock at its Liquidation Preference at any time after payment in full of the 2019 Recap Term Loan (see Note 10 - Debt). The Series A Preferred Stock does not have any voting rights, except to the extent required by the Delaware General Corporation Law, except for the exclusive right to elect the Series A Preferred Directors (as described below) and except for certain approval rights over certain transactions (as described below). These approval rights require the prior consent of specified percentages of holders (or in certain cases, all holders) of the Series A Preferred Stock in order for the Company to take certain actions, including the issuance of additional shares of Series A Preferred Stock or parity stock, the issuance of senior stock, certain amendments to the Amended and Restated Certificate of Incorporation, the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”), the Second Amended and Restated By-laws or the Amended and Restated Nominating and Corporate Governance Committee Charter, material changes in the Company’s line of business and certain change of control type transactions. In addition, the Certificate of Designations provides that the approval of at least six directors is required for any related person transaction within the meaning of Item 404 of Regulation S-K under the Securities Act of 1933, as amended, including, without limitation, the adoption of, or any amendment, modification or waiver of, any agreement or arrangement related to any such transaction. The Certificate of Designations also includes restrictions on the ability of the Company to pay dividends on or make distributions with respect to, or redeem or repurchase, shares of Common Stock or other junior stock. In addition, holders of the Series A Preferred Stock have preemptive rights regarding future issuance of Series A Preferred Stock or parity stock.

In addition, the Certificate of Designations provides the holders of Series A Preferred Stock certain board representation rights. The Certificate of Designations provides, among other things, that, for so long as at least 50,000 shares of Series A Preferred Stock remain outstanding, (i) the holders of a majority of the outstanding shares of Series A Preferred Stock have the sole right to nominate two candidates to serve as the Series A Preferred Directors and (ii) the holders of shares of Series A Preferred Stock, voting as a separate class, have the right to elect two individuals to serve as the Series A Preferred Directors. From and after (i) the first annual meeting of stockholders occurring after less than 50,000 shares of Series A Preferred Stock remain outstanding, the holders of Series A Preferred Stock will only have the right to nominate and elect one Series A Preferred Director, and (ii) the time no shares of Series A Preferred Stock remain outstanding, the holders of Series A Preferred Stock will no longer have the right to nominate or elect any Series A Preferred Directors. The Series A Preferred Directors (or Director if less than 50,000 Series A shares are outstanding) serve for terms ending at the annual meeting of stockholders in 2023 and for successive three-year terms thereafter (until no shares of Series A Preferred Stock remain outstanding). The number of directors elected by the holders of the Company’s Common Stock and the number of Series A Preferred Directors is fixed and cannot be amended without the approval of holders of a majority of the outstanding Common Stock and holders of at least 80% of the outstanding shares of Series A Preferred Stock, each voting as a separate class.

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

As of December 31, 2021, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $3.1 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $21.3 million. As of December 31, 2020, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $1.7 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $8.1 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2021	2020
Balance, January 1,	$1,740	$483
Preferred stock accrued dividends	1,334	1,257
Balance, December 31,	$3,074	$1,740

Note 16 — Fair Value Measurements

The following tables summarize the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Carrying Amount as of	Fair Value Measurements As of December 31, 2021
	December 31, 2021	Level 1	Level 2	Level 3
Preferred stock derivative liability	$21,282	$—	$—	$21,282

	Carrying Amount as of	Fair Value Measurements As of December 31, 2020
	December 31, 2020	Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2023	$34,134	$—	$—	$34,134
Preferred stock derivative liability	8,062	—	—	8,062

The following table provides a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

3.25% convertible senior notes due 2023
	2021	2020
Balance at January 1,	$34,134	$50,753
Conversion of convertible senior notes	(50,760)	(20,212)
Change in fair value	16,419	2,265
PIK interest	207	1,328
Balance at December 31,	$—	$34,134

Preferred stock derivative liability
	2021	2020
Balance at January 1,	$8,062	$5,247
Change in fair value	13,220	2,815
Balance at December 31,	$21,282	$8,062

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

The Company has elected the fair value option of measurement for the 3.25% 2023 Notes, under ASC 815, Derivatives and Hedging. As a result, these notes are re-measured each reporting period using Level 3 inputs (Monte Carlo simulation model and inputs for stock price, risk-free rate and volatility), with changes in fair value reflected in current period earnings in its consolidated statements of operations.

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

The Company’s accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value due to the short-term nature of the instruments.

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

Future annual minimum royalty guarantees as of December 31, 2021 are as follows (in thousands):

2022	$31,009
2023	21,596
2024	18,784
2025	538
$71,927

Royalty expense for the year ended December 31, 2021, 2020 and 2019, was $87.2 million, $83.2 million and $91.8 million, respectively.

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2024. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2021 are as follows (in thousands):

2022	$7,972
2023	8,055
2024	2,760
$18,787

Note 18—Share-Based Payments

Under the Company’s 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock, restricted stock units and other securities (see Note 15 - Common Stock and Preferred Stock). The vesting of these share-based awards may vary, but typically vest over a requisite service period or are based on performance criteria, with a maximum vesting period of four years. Restricted shares typically vest in the same manner, with the exception of certain awards vesting over one to three years. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management expectations regarding the relevant performance criteria. Unlike the restricted stock awards, the shares for the restricted stock units are not issued until vest. As of December 31, 2021, 1,657,820 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate, expire, or are forfeited.

Restricted Stock Award

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock. Restricted stock award grants are based upon employment contracts, which vary by individual and year, and are subject to vesting conditions.

The following table summarizes the restricted stock award activity, annually, for the year ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
		Weighted		Weighted		Weighted
	Number of	Average Grant Date	Number of	Average Grant Date	Number of	Average Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, January 1	507,867	$12.73	559,307	$16.00	295,078	$24.10
Granted	113,896	4.98	70,422	10.30	338,946	10.70
Vested	(97,645)	20.87	(69,442)	21.76	(69,247)	24.90
Forfeited	(93,352)	12.67	(52,420)	32.20	(5,470)	14.70
Converted to RSU	(430,766)	8.85	—	—	—	—
Outstanding, December 31	—	—	507,867	12.73	559,307	16.00

As of December 31, 2021, there was nil of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2020, there was $2.1 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.96 years.

On September 27, 2021, the Company amended the employment agreements with certain executives. The purpose of the amendments was to change the issuance, past and future, of all restricted stock awards to restricted stock units. All other material terms of the respective employment agreements remain the same, including without limitation, the terms of all such grants including the timing of all vesting periods and the vesting benchmarks.

Restricted Stock Units

Under the Plan, share-based compensation payments may include the issuance of Restricted Stock Units (RSUs) to employees, which occurs approximately once per year and are subject to vesting conditions. RSUs are valued at the market price of the shares underlying the award on the date of grant.

The following table summarizes the RSU award activity, annually for the year ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
		Weighted		Weighted		Weighted
	Number of	Average Grant Date	Number of	Average Grant Date	Number of	Average Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, January 1	131,517	$6.32	102,718	$23.42	105,217	$37.20
Granted	540,154	8.72	100,200	3.89	133,431	7.70
Vested	(23,089)	17.28	(41,640)	16.64	(16,149)	38.00
Forfeited	(5,446)	9.66	(29,761)	42.83	(119,781)	16.00
Converted from RSA	430,766	8.85	—	—	—	—
Outstanding, December 31	1,073,902	8.62	131,517	6.32	102,718	23.42

As of December 31, 2021, there was $6.1 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.41 years. As of December 31, 2020, there was $0.4 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.67 years.

Share-Based Compensation Expense

The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2021	2020	2019
Share-based compensation expense	$2,093	$2,303	$2,868

Note 19—Employee Benefits Plan

The Company sponsored for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company would make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. The Company eliminated the match on March 31, 2019. Company matching contributions, which vested immediately, totaled $1.9 million, nil and $1.1 million for the year ended December 31, 2021, 2020 and 2019, respectively. The Company resumed the match on contributions effective January 1, 2021.

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

In 2021, certain employees, including two executive officers, surrendered an aggregate of 32,846 shares of restricted stock for $163,573 to cover income taxes due on the vesting of restricted shares.

Note 21—Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2021 and 2020 are summarized below. The Company has derived this data from the unaudited consolidated interim financial statements that, in the Company's opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	2021				2020
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$83,843	$112,352	$236,957	$187,964	$66,557	$78,758	$242,290	$128,267
Gross profit	$26,094	$31,897	$74,924	$50,042	$16,350	$16,770	$74,616	$42,029
Income (loss) from operations	$(2,723)	$1,821	$36,743	$2,926	$(15,986)	$(9,746)	$37,513	$1,127
Income (loss) before provision for (benefit from) income taxes	$(23,963)	$(15,160)	$36,674	$(3,213)	$(11,722)	$(22,996)	$32,164	$(10,855)
Net income (loss)	$(24,051)	$(15,060)	$36,376	$(3,153)	$(11,998)	$(23,268)	$32,431	$(11,309)
Net income (loss) attributable to JAKKS Pacific, Inc.	$(24,086)	$(15,084)	$36,334	$(3,172)	$(12,038)	$(23,276)	$32,382	$(11,342)
Net income (loss) attributable to common stockholders	$(24,412)	$(15,415)	$35,998	$(3,513)	$(12,345)	$(23,588)	$32,066	$(11,664)
Basic income (loss) per share	$(4.54)	$(2.48)	$4.08	$(0.37)	$(4.10)	$(7.70)	$8.39	$(2.55)
Weighted average shares outstanding	5,379	6,220	8,823	9,511	3,021	3,064	3,824	4,575
Diluted income (loss) per share	$(4.54)	$(2.48)	$3.97	$(0.37)	$(4.10)	$(7.70)	$3.19	$(2.55)
Weighted average shares and equivalents outstanding	5,379	6,220	9,073	9,511	3,021	3,064	9,307	4,575

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

A purported class action lawsuit was filed on November 10, 2020 in the United States District Court for the District of Delaware (Brown v. JAKKS Pacific, Inc. et al) alleging that the Proxy Statement issued in connection with the shareholder meeting held in June 2020 contained misstatements regarding the manner in which broker votes would be counted and that such votes were improperly included in approving the Company’s Reverse Stock Split at the meeting. The purported class action seeks damages in an unspecified amount, alleging breach of fiduciary duties by the Company’s directors. On April 30, 2021, the Company held a Special Meeting of the Shareholders to obtain shareholder ratification of the filing of the Certificate of Amendment to its Certificate of Incorporation effecting the Reverse Stock Split, in accordance with ratification procedures under Delaware law, which approval was obtained. The Company settled this matter on December 14, 2021, paying only legal fees to plaintiff’s attorneys, and the case was dismissed.

A putative class action lawsuit was filed on May 18, 2021 in the Superior Court of the State of California for the County of Los Angeles (Isaiah Villarica v. Jakks Pacific, Inc.). Plaintiff formerly worked in one of the Company’s warehouses and was retained via Workforce Enterprises, a provider of temporary employees. The lawsuit alleges that the Company violated various California Labor Code provisions governing wage and hour requirements, including that the Company failed to pay all minimum and overtime wages owed, provide legally compliant meal and rest periods, or reimburse business expenses. The lawsuit further alleges derivative wage and hour claims for failure to timely pay all wages owed at separation of employment, failure to provide accurate wage statements, and unfair business practices. Plaintiff seeks to represent a class consisting of all individuals who have worked for the Company—either directly or through a staffing agency—in California since November 19, 2016 and who were classified as non-exempt. Plaintiff seeks unpaid wages, meal and rest period premiums, interest, various statutory penalties, attorneys’ fees, and costs, all in unspecified amounts. Workforce Enterprises has also been named as a defendant in this matter, but we cannot determine if a Complaint was served on them. No formal discovery has commenced, and so the Company cannot be assured of the outcome of the action and cannot estimate the range of any potential damage award.

In addition, the same counsel in the Villarica matter filed a related lawsuit on February 15, 2022 in the same court (Matthew Cordova v. Jakks Pacific, Inc). Plaintiff also formerly worked in one of the Company’s warehouses and was retained via Workforce Enterprises, a provider of temporary employees. The lawsuit alleges that the Company committed wage and hour violations under the California Private Attorneys General Act, including failing to provide compliant meal and rest periods, properly calculate and pay all minimum and overtime wages, provide accurate wage statements, provide all wages due at separation of employment, provide sick leave, maintain accurate payroll records, or reimburse business expenses. Plaintiff seeks to collect civil penalties on behalf of the State of California under the Private Attorneys General Act for each violation experienced by “aggrieved employees,” defined as all individuals who have worked for the Company—either directly or through a staffing agency—in California since December 8, 2020 and who were classified as non-exempt. No formal discovery has commenced, and so the Company cannot be assured of the outcome of the action and cannot estimate the range of any potential damage award.

The Company has demanded indemnification for both of these matters from the temporary employee providers who supplied temporary employees to the Company during the relevant time periods at issue in the lawsuits. A mediation between the Company and counsel for both matters is scheduled for March 24, 2022.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of December 31, 2021, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). We believe that, as of December 31, 2021, our internal control over financial reporting was effective based upon those criteria.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	57	Chairman, Chief Executive Officer, President, Secretary and Class I Director
John L. Kimble	52	Executive Vice President and Chief Financial Officer
John J. McGrath	56	Chief Operating Officer
Zhao Xiaoqiang	54	Class I Director
Alexander Shoghi	40	Class II Director
Joshua Cascade	49	Class II Director
Carole Levine	64	Class II Director
Matthew Winkler	40	Class III Director
Lori MacPherson	54	Class III Director

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

Joshua Cascade has been a director since August 9, 2019. Mr. Cascade is a private equity investor with over two decades of private equity experience. From 2014 to 2018 he was a Managing Partner at Wellspring Capital Management, an American private equity firm focused on leveraged buyout investments in middle-market companies, where he previously served as a Partner from 2007 to 2014 and a Principal from 2002 to 2006. As a Managing Partner, he was one of five individuals responsible for firm management. From 1998 to 2002, he was an associate at Odyssey Investment Partners. From 1994 to 1998 he was an Analyst (1994-1996) and an Associate (1996-1998) at The Blackstone Group. Mr. Cascade also teaches a course on leveraged buyouts at Yale School of Management and University of Michigan, Ross School of Business and is a frequent MBA lecturer at numerous institutions. Mr. Cascade graduated with highest distinction from the University of Michigan, Ann Arbor, with a Bachelor of Arts degree in Business Administration.

Carole Levine has been a director since September 27, 2019. Ms. Levine is currently a Consumer Products Marketing & Sales Consultant, where she works with clients in a range of industries, including toy manufacturing, entertainment, and food and beverage. From 1994 to 2017, she held a number of positions at Mattel, Inc., an American multinational toy manufacturing company, including Vice President, Sales, Mattel & Fisher-Price Emerging Channels (from 2005 to 2012), Vice President, Global Marketing (from 2012 to 2015), Vice President, Interim General Manager, RoseArt (from 2015 to 2017) and Vice President, Retail Business Development - Mattel Consumer Products (from 2015 to 2017). She has also been the Co-Chairman of the Children Affected by AIDS Foundation, Los Angeles for over 10 years and a member of the Licensing Industry Marketing Association. She holds a Bachelor of Arts degree in Sociology from the University of Colorado, Boulder and participated in the Accelerated Executive Marketing Program at Northwestern University’s Kellogg School of Business.

Matthew Winkler has been a director since August 9, 2019. Mr. Winkler is currently a Managing Director at Benefit Street Partners (“BSP”), a leading credit-focused alternative asset management firm. Mr. Winkler joined Benefit Street Partners in July 2014. Prior thereto, from November 2009 to March 2014, he worked in the Special Assets Group at Goldman Sachs. From July 2003 to November 2009, Mr. Winkler held analyst positions at different firms, focusing on areas such as special situations, distressed debt, and mergers and acquisitions. He holds a Bachelor of Arts in Public and Private Sector Organization from Brown University.

Lori MacPherson has been a director since September 27, 2021. Ms. MacPherson was an entertainment and consumer products executive with over two decades of experience at the Walt Disney Company, a multinational media and entertainment conglomerate. From 2010-2014 she served as Executive Vice President, Global Product Management for The Walt Disney Studios. Prior thereto she was Executive Vice President and General Manager of the global Walt Disney Studios Home Entertainment division (2009-2010), Senior Vice President and General Manager of Walt Disney Studios Home Entertainment North America (2006-2009) and held a variety of senior Marketing and Product Management positions (1991-2006). Ms. MacPherson currently sits of the Board of Trustees at Polytechnic School in Pasadena, California. She holds a Bachelor of Arts degree in French Literature from Pomona College.

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

Pursuant to our Second Amended and Restated By-laws, vacancies on our Board of Directors may only be filled as follows: (i) any vacancy in our Board of Directors relating to a Common Director (Messrs. Berman, Zhao and Shoghi) may be filled by the vote of a majority of the remaining directors then in office, although less than a quorum, or by the sole remaining director; (ii) any vacancy in our Board of Directors relating to a New Independent Common Director (Ms. Levine and Mr. Cascade) may be filled by the vote of a majority of the remaining directors then in office, although less than a quorum, or by the sole remaining director, in each case, solely in accordance with the recommendation of the Nominating Committee, with an individual selected by the Nominating Committee from the Preapproved List (as defined in the Nominating Committee Charter); and (iii) any vacancy in our Board of Directors relating to a Series A Preferred Director (Mr. Winkler and Ms. MacPherson) may be filled by the vote of a majority of the remaining directors then in office, although less than a quorum, or by the sole remaining director, in each case, solely with an individual selected by the Required Preferred Holders (as defined in the Nominating Committee Charter). Any such director elected in accordance with our Second Amended and Restated By-laws to fill a vacancy on our Board of Directors will serve in accordance with our Second Amended and Restated By-laws until the next election of the class for which such director shall have been chosen and until his or her successor is elected and qualified or until his or her earlier death, disability, retirement, resignation or removal.

Messrs. Berman and Zhao are Class I Directors; Messrs. Shoghi and Cascade, and Ms. Levine are Class II Directors; and Mr. Winkler and Ms. MacPherson are Class III Directors.

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

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. However, California law requires that by the end of 2021 California-headquartered public companies with a board of directors the size of the Company have at least three female directors on its board and at least one director on its board who is from an underrepresented community, defined as “an individual who self identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self identifies as gay, lesbian, bisexual, or transgender.” In the event the size of the Company’s board remains the same, the law mandates that by the end of calendar 2022 the number of directors from underrepresented communities on the Company’s board be increased to have at least two directors from underrepresented communities. Nasdaq has also adopted board diversity requirements and the Company believes that it is in compliance with the Nasdaq requirements. As of December 31, 2021 the composition of the Company’s board was not in compliance with all of California’s applicable diversity requirements as the Company is required to appoint another female to its board. The Board is engaged in a search for a new Board member to satisfy such requirement. While the validity of the California law is currently being challenged in court and regulations with respect thereto have not been promulgated, the law does provide for substantial penalties for non-compliance.

The Board has identified the following qualifications, attributes, experience and skills that are important to be represented on the Board as a whole: (i) management, leadership and strategic vision; (ii) financial expertise; (iii) marketing and consumer experience; and (iv) capital management.

The Board has determined that five of seven directors who serve on the Board as of the date hereof (Messrs. Cascade, Shoghi and Winkler and Ms. Levine and Ms. MacPherson) are “independent,” as defined under the applicable rules of Nasdaq. In making this determination, the Board or the Nominating Committee, as applicable, considered the standards of independence under the applicable rules of Nasdaq and all relevant facts and circumstances (including, without limitation, commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships) to ascertain whether any such person had a relationship that, in its opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our directors serve in accordance with the Second Amended and Restated By-laws until their respective successors are elected and qualified or until their earlier death, disability, retirement, resignation or removal. Our officers are elected annually by the Board and serve at its discretion. None of our current independent directors, other than Mr. Shoghi, has served as such for more than the past five years. Our current independent directors were selected for their financial management expertise (Messrs. Cascade, Shoghi and Winkler) and general business and industry specific experience (Ms. Levine and Ms. MacPherson). We believe that the Board is best served by benefiting from this blend of business and financial expertise and experience. Our remaining directors consist of our Chief Executive Officer (Mr. Berman), who brings management’s perspective to the Board’s deliberations, and Mr. Zhao, who contributes his business experience, including experience in manufacturing and his experience with Chinese markets, to the Board.

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

Compensation Committee. In addition to risk oversight functions, the Compensation Committee makes recommendations to the Board regarding compensation of management employees and administers plans and programs relating to employee benefits, incentives, compensation and awards under the 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Shoghi (Chair) and Winkler are the members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq. A copy of the Compensation Committee’s Charter is available on our website at www.jakks.com. Executive officers that are members of the Board make recommendations to the Compensation Committee with respect to the compensation of other executive officers who are not on the Board. Except as otherwise prohibited, the Compensation Committee may delegate its responsibilities to subcommittees or individuals. The Compensation Committee has the authority, in its sole discretion, to retain or obtain advice from a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of such persons. The Company provides the appropriate funding to such persons as determined by the Compensation Committee, which also conducts an independence assessment of its outside advisors using the six factors contained in Exchange Act Rule 10C-1. The Compensation Committee receives legal advice from our outside general counsel and has retained Willis Towers Watson (“WTW”), a compensation consulting firm, to directly advise the Compensation Committee from time to time.

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

A compensation consultant was not consulted during 2021.

Nominating Committee. In addition to risk oversight functions, the Nominating Committee develops our corporate governance system and reviews proposed new members of the Board, including those recommended by our stockholders. Messrs. Winkler (Chair), Cascade and MacPherson are the members of the Nominating Committee, which operates pursuant to a written charter adopted by the Board, the full text of which is available on our website at www.jakks.com. The Board has determined that each member of the Nominating Committee is “independent,” as defined under the applicable rules of Nasdaq.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during and for 2021, all Forms 3, 4 and 5 required to be filed during 2021 by our Directors and executive officers were timely filed, except for one Form 4 filed late by each of our CEO and COO.

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

Stockholder recommendations for director nominees are welcome and should be sent to our Chief Financial Officer, who will forward such recommendations to the Nominating Committee, and should include the following information: (a) all information relating to each nominee that is required to be disclosed pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of Common Stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of each nominee, and must be submitted in the time frame described under the caption, “Stockholder Proposals for 2022 Annual Meeting,” in our Proxy Statement for the 2021 Annual Meeting. The Nominating Committee will evaluate candidates recommended by stockholders in the same manner as candidates recommended by other sources, using additional criteria, if any, approved by the Board from time to time. Our stockholder communication policy may be amended at any time with the consent of the Nominating Committee.

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

Item 11. Executive Compensation

We believe that a strong management team comprised of highly talented individuals in key positions is critical to our ability to deliver sustained growth and profitability, and our executive compensation program is an important tool for attracting and retaining such individuals. We also believe that our people are our most important resource. While some companies may enjoy an exclusive or limited franchise or are able to exploit unique assets or proprietary technology, we depend fundamentally on the skills, energy and dedication of our employees to drive our business. It is only through their constant efforts that we are able to innovate through the creation of new products and the continual rejuvenation of our product lines, to maintain operating efficiencies, and to develop and exploit marketing channels. With this in mind, we have consistently sought to employ the most talented, accomplished and energetic people available in the industry. Therefore, we believe it is vital that our named executive officers receive an aggregate compensation package that is both highly competitive with the compensation received by similarly-situated executive officers, and also reflective of each individual named executive officer’s contributions to our success on both a long-term and short-term basis.

Our executive compensation program is administered by the Compensation Committee. Historically, the base salary, bonus structure and long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “Employment Agreements and Termination of Employment Arrangements”) and we expect that to continue in the future.

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

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. The Compensation Committee annually reviews the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers.

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

Pursuant to the terms of their employment agreements as in effect on December 31, 2013, Messrs. Berman and McGrath each receive a base salary which is increased automatically each year by at least $25,000 for Mr. Berman and $15,000 for Mr. McGrath. The employment agreements for our chief financial officers do not provide for automatic annual increases in base salary. Any increase or further increase in base salary, as the case may be above the contractually required minimum increase, is determined by the Compensation Committee.

The function of the annual cash bonus is to establish a direct correlation between the annual incentives awarded to the participants and our financial performance. This purpose is in keeping with our compensation program’s objective of aligning a significant portion of each executive’s total compensation with our annual performance and the interests of our shareholders.

The employment agreements for Messrs. Berman, McGrath and Kimble contemplated that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted. Mr. Kimble received a $284,685 and $100,000 discretionary bonus for 2021 and 2020, respectively.

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

We currently favor the issuance of restricted stock awards or units over granting stock options. The Compensation Committee believes that the award of full-value shares that vest over time is consistent with our overall compensation philosophy and objectives, as the value of the restricted stock and units vary based upon the performance of our common stock, thereby aligning the interests of our executives with our shareholders. The Committee has also determined that awards of restricted stock awards and units are anti-dilutive as compared to stock options inasmuch as it feels that less restricted awards have to be granted to match the compensation value of stock options.

Mr. Berman’s 2010 amended and restated employment provided for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which was one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement. As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus changed to $3,500,000 of restricted stock, part of which vests over four years and part of which are subject to performance milestones with cliff vesting spread out over three years. Mr. McGrath’s amended employment agreement provides for annual grants of $75,000 of restricted stock which vests in equal installments over three years subject to meeting certain EPS milestones. As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangement”), it was changed to $1,000,000 of restricted stock effective January 1, 2017 subject in part to time vesting over four years and in part to performance milestones with cliff vesting spread over three years. Mr. Kimble’s employment agreement provided for a grant of $250,000 of restricted stock units (“RSU”) for the initial year and annual grants of $500,000 of RSUs thereafter subject in part to time vesting over three years and in part to performance milestones with cliff vesting spread over three years. The milestone targets for each of these employment agreements are established by the Compensation Committee during the first quarter of each year. The employment agreements for Messrs. Berman, McGrath and Kimble also provide for an annual performance bonus based upon net revenue and EBITDA criteria. This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock. Messrs. Berman and McGrath earned 75% of the bonus based upon EBITDA criteria for 2020; and, along with Mr. Kimble, earned 75% of the bonus based upon EBITDA criteria for 2021.

On September 27, 2021, we amended the employment agreements of all of our executive officers, to change the issuance, past and future, of all restricted stock awards to restricted stock units. All other material terms of the respective employment agreements remain the same, including without limitation, the terms of all such grants including the timing of all vesting periods and the vesting benchmarks.

Mr. Berman’s, McGrath's and Kimble’s employment agreement also provide for an additional bonus solely in the discretion of the Compensation Committee. After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives. Mr. Kimble received a $284,685 and $100,000 discretionary bonus for 2021 and 2020, respectively.

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee. Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan. In 2020 and 2021, the named executive officers were granted the following perquisites: automobile allowance and 401(k) plan matching contribution for Messrs. Berman, McGrath and Kimble; and a life insurance benefit for Mr. Berman. We value perquisites at their incremental cost in accordance with SEC regulations.

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

At our 2021 annual meeting, our shareholders approved our current executive compensation with over 66% of all shares actually voting on the issue affirmatively giving their approval. Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Summary Compensation Table – 2020-2021

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($)	($)	Earnings ($)	($) (2)	($)
Stephen G. Berman	2021	1,724,735	4,221,130	425,402	—	—	—	62,408	6,433,675
Chief Executive Officer,	2020	1,617,188	1,320,000	544,001	—	—	—	24,208	3,505,397
President and Secretary

John J. McGrath	2021	750,000	780,498	141,801	—	—	—	42,696	1,714,995
Chief Operating Officer	2020	689,063	260,800	181,334	—	—	—	22,196	1,153,393

John L. Kimble (3)	2021	516,667	785,298	—	—	—	—	40,296	1,342,261
Executive Vice President	2020	468,750	280,000	499,998	—	—	—	20,796	1,269,544
and Chief Financial Officer

(1)

For Mr. Berman, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled the lesser of (a) $3.5 million in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 1.5% of outstanding shares of Common Stock in 2021 and 2020, respectively. For Mr. McGrath, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled the lesser of (a) $1.0 million in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 0.5% of outstanding shares of Common Stock in 2021 and 2020, respectively. For Mr. Kimble the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled $500,000 in 2021 and 2020. The awards to Mr. Berman and Mr. McGrath are capped at the amount of available shares in the Plan.

(2)

Represents automobile allowances paid in the amount of $22,643 and $21,463 for Mr. Berman for 2021 and 2020, respectively, $14,400 and $8,400 for Mr. McGrath for 2021 and 2020, respectively, and $12,000 and $7,000 for Mr. Kimble for 2021 and 2020, respectively. The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of $14,500 and nil, respectively, for 2021 and 2020, for Mr. Berman. The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of $14,500 and nil, respectively, for 2021 and 2020, for Mr. McGrath. The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of $14,500, for 2021, for Mr. Kimble. The amounts include $25,265 and $2,745 related to a life insurance policy for Mr. Berman in 2021 and 2020, respectively. See “Employee Pension Plan.”

(3)	Mr. Kimble commenced employment on November 20, 2019.

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2021 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

Option Awards						Stock Awards / Units
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	330,407	3,356,935	—	—

John J. McGrath	—	—	—	—	—	100,359	1,019,647	—	—

John L. Kimble	—	—	—	—	—	108,411	1,101,456	—	—

(1)	The product of (x) $10.16 (the closing sale price of the common stock on December 31, 2021) multiplied by (y) the number of unvested restricted shares or units outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2021 by the Named Executive Officers:

Options Exercises And Stock Vested-2021

	Option Awards		Stock Awards / Units
	Number of	Value	Number of
	Shares	Realized on	Shares	Value
	Acquired on	Exercise	Acquired on	Realized on
Name	Exercise (#)	($)	Vesting (#)	Vesting ($)
Stephen G. Berman	—	—	75,458	375,781

John J. McGrath	—	—	22,188	110,496

John L. Kimble	—	—	17,282	188,892

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2021. The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2021.

Stephen G. Berman

							Involuntary
							Termination
							In
		Quits For “Good	Upon	Upon	Termination	Termination For	Connection with Change
	Upon	Reason”	Death	“Disability”	Without	“Cause”	of
	Retirement	(3)	(4)	(5)	“Cause”	(6)	Control (7)
Base Salary	$—	$1,750,000	$—	$—	$1,750,000	$—	$10,116,261	(8)
Restricted Stock Units (1)	—	3,356,935	—	—	3,356,935	—	3,356,935
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $10.16 (the closing sale price of the common stock on December 31, 2021) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2021, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

(8) Under the terms of Mr. Berman’s employment agreement (see “Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason,” then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in section 280(G) of the Code (which was $3,383,365 in 2021) and continued health care coverage.

John J. McGrath

							Involuntary
							Termination
							In
		Quits For “Good		Upon	Termination	Termination For	Connection with Change
	Upon	Reason”	Upon	“Disability”	Without	“Cause”	of
	Retirement	(3)	Death	(4)	“Cause”	(5)	Control (6)
Base Salary	$—	$1,040,000	$—	$—	$1,040,000	$—	$1,040,000
Restricted Stock Units (1)	—	1,019,647	—	—	1,019,647	—	1,019,647
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $10.16 (the closing sale price of the common stock on December 31, 2021) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2021, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

John L. Kimble

							Involuntary
							Termination
							In
		Quits For “Good			Termination	Termination For	Connection with Change
	Upon	Reason”	Upon	Upon	Without	“Cause”	of
	Retirement	(3)	Death	“Disability”	“Cause”	(4)	Control (5)
Base Salary	$—	$1,622,400	$—	$—	$1,622,400	$—	$1,081,600
Restricted Stock Units (1)	—	1,101,456	—	—	1,101,456	—	1,101,456
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $10.16 (the closing sale price of the common stock on December 31, 2021) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2021, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

In August 2019, following the Recapitalization, our Board of Directors changed the compensation payable to non-employee Directors to provide that (i) each director receives an annual cash fee of $100,000 paid quarterly, (ii) each member of a Committee receives an annual cash fee of $5,000, (iii) the chair of the Audit Committee receives an additional cash fee of $15,000 and (iv) the chair of the other Committees receives an additional $10,000. Mr. Winkler, pursuant to the internal rules of his employer, does not receive any fees as a director.

In February 2010 our Board determined the terms for the minimum shareholding requirements. Pursuant to the new minimum shareholding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years. To illustrate: if an average Director wishes to sell shares in 2022, he/she will have to hold shares with a market value of at least $184,167 prior to and following any sale of shares calculated as of the date of the sale, such $184,167 minimum calculated by taking the average cash stipend of $92,083 paid during the prior two years multiplied by two.

The following table sets forth the compensation earned by our non-employee Directors for our fiscal year ended December 31, 2021:

Director Compensation

						Change in
						Pension Value
						and
		Fees			Non-Equity	Nonqualified
		Earned			Incentive	Deferred
		or Paid in	Stock	Option	Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	Incentive	($)	($)	($)
Alexander Shoghi	2021	130,000	—	—	—	—	—	130,000
Zhao Xiaoqiang	2021	100,000	—	—	—	—	—	100,000
Andrew Axelrod	2021	90,000	—	—	—	—	—	90,000
Joshua Cascade	2021	100,000	—	—	—	—	—	100,000
Carol Levine	2021	105,000	—	—	—	—	—	105,000
Lori J. MacPherson	2021	25,000	—	—	—	—	—	25,000

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

On June 18, 2021, the Company amended the employment agreement between the Company and Mr. John (a/k/a Jack) McGrath, our Chief Operating Officer, and entered into Amendment No. 7 to Mr. McGrath’s Employment Agreement, dated March 4, 2010 which was effective January 1, 2010 (the “McGrath Employment Agreement”). The terms of Mr. McGrath’s Employment Agreement have been amended as follows: (i) to extend the Term of the McGrath Employment Agreement for an additional two years through December 31, 2023; (ii) to set the Base Salary, effective January 1, 2022, at the rate of $520,000 per annum; (iii) addition of a performance bonus opportunity for fiscal years 2022 and 2023 in a range between twenty-five percent (25%) and one hundred twenty five percent (125%) of Base Salary, based upon the level of EBITDA achieved by the Company for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; and (iv) addition of a provision for the issuance on the first business day of each of calendar years 2022 and 2023 of that number of Restricted Stock Units that are equal to the lesser of (A) an amount in value (determined as provided below) equal to Mr. McGrath’s Base Salary then in effect or (B) 1.05% of common shares outstanding of the Company, which shall vest in two equal installments on each anniversary of grant; provided, that no such award shall be made (and no cash substitute shall be provided) to the extent shares are not available for grant under the Company’s 2002 Stock Award and Incentive Plan (as in effect on the date hereof and as subsequently may be amended, from time to time, or any successor plan, the “Plan”) as of such date; and provided, further, that the Company shall not be obligated to amend the Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the Plan. The number of Shares in each annual grant of Restricted Stock Units will be determined by the closing price of a share of the Company's common stock on December 31, 2021 with respect to the 2022 award, and December 31, 2022 with respect to the 2023 award.

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

On September 27, 2021, the Company amended the employment agreements between the Company and each of Mr. Stephen G. Berman, our Chief Executive Officer, Mr. John (a/k/a Jack) McGrath, our Chief Operating Officer, and Mr. John Kimble, our Chief Financial Officer. The purpose of the amendments was to change the issuance, past and future, of all restricted stock awards to restricted stock units. All other material terms of the respective employment agreements remain the same, including without limitation, the terms of all such grants including the timing of all vesting periods and the vesting benchmarks.

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

Employee Benefits Plan

We sponsor for all of our U.S. employees a defined contribution plan under Section 401(k) of the Internal Revenue Code that provides that employees may defer a portion of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation and further subject to federal limitations. We eliminated the match on March 31, 2019. Company matching contributions, which vested immediately, totaled $1.9 million, nil, and $1.1 million for the year ended December 31, 2021, 2020 and 2019, respectively. The Company resumed the match on contributions effective January 1, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 10, 2022 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all our directors and executive officers as a group.

	Amount
	and
	Nature of
	Beneficial		Percent of
Name and Address of	Ownership		Outstanding
Beneficial Owner (1)(2)	(3)		Shares (4)
Lawrence I. Rosen	1,832,632	(7)	19.2%
Benefit Street Partners, L.L.C.	1,476,523	(5)	15.4
Hong Kong Meisheng Cultural Company Limited	523,954	(6)	5.5
Stephen G. Berman	63,655	(8)	*
John L. Kimble	50,966	(9)	*
John J. McGrath	49,719	(10)	*
Alexander Shoghi	12,564	(11)	*
Zhao Xiaoqiang	9,629	(12)	*
Matthew Winkler	-	(13)	-
Lori MacPherson	-		-
Joshua Cascade	-		-
Carole Levine	-		-
All Directors and executive officers as a group (9 persons)	186,533	(14)	1.9

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 2951 28th Street, Santa Monica, California 90405.
(2)

The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 10, 2022. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)

Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares. All share amounts have been adjusted to reflect the 1-10 reverse split effective July 9, 2020.

(4)	Based upon 9,569,903 shares outstanding on March 10, 2022. Does not include, unless noted otherwise, any shares of common stock issuable upon the conversion of any Restricted Stock Units (“RSUs”).
(5)

The address of Benefit Street Partners, L.L.C. is c/o Benefit Street Partners L.L.C., 9 West 57th Street, Suite 4920, New York, NY 10019. Possesses shared voting and dispositive power with respect to all of such shares. Information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on August 2, 2021. Matthew Winkler is a managing director of this entity.

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

(7)

The address of Mr. Rosen is 1578 Sussex Turnpike (Bldg. 5), Randolph, NJ 07869. Possesses shared voting and dispositive power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from a Form 4 filed on March 10, 2022.

(8)

Does not include an aggregate of 471,362 shares of common stock underlying unvested RSUs issued pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as amended to date) which RSUs are further subject to the terms of Restricted Stock Unit Award Agreements with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to some or all of such 471,362 RSUs unless certain conditions precedent are met, as described in the Berman Agreement. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(9)

Does not include 178,919 shares underlying currently unvested RSUs which will vest pursuant to the terms of Mr. Kimble’s November 18, 2019 Employment Agreement (as amended to date), which RSUs are further subject to the terms of our Restricted Stock Unit Award Agreements with Mr. Kimble. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(10)

Does not include an aggregate of 128,962 shares of common stock underlying RSUs issued pursuant to the terms of Mr. McGrath’s March 4, 2010 Employment Agreement (as amended to date) which RSUs are further subject to the terms of a Restricted Stock Unit Award Agreement with Mr. McGrath (the “McGrath Agreement”). The McGrath Agreement provides that Mr. McGrath will forfeit his rights to some or all of such 128,962 shares unless certain conditions precedent are met, as described in the McGrath Agreement. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

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

(13)	Does not include 1,476,523 shares of common stock and 145,788 shares of preferred stock owned by entities controlled, directly or indirectly, by Mr. Winkler.
(14)

Does not Include any shares underlying RSUs. Does not include the 523,954 shares owned by Hong Kong Meisheng Cultural Company Limited reported above, of which entity Zhao Xiaoqiang is executive director, or the 1,476,523 shares reported above as owned by Benefit Street Partners, L.L.C., of which entity Matthew Winkler is a managing director.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a) Transactions with Related Persons

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., (“MC&C”) for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income from the joint venture for the year ended December 31, 2021, 2020 and 2019 was $120,000, $130,000 and $169,000, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited (“Meisheng”), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the income (loss) from the joint venture for the years ended December 31, 2021, 2020 and 2019 was nil. MC&C is an affiliate of Meisheng and Meisheng holds shares of the Company’s outstanding common stock.

In March 2017, the Company entered into an agreement with a Hong Kong affiliate of its China joint venture partner. After their shareholder and China regulatory approval, the transaction closed on April 27, 2017. In 2018, the Company issued 4,158 shares of restricted stock at a value of $0.1 million to the non-employee director, which vested in January 2019. In 2019, the Company issued 5,471 shares of restricted stock at a value of $0.1 million to the non-employee director, which vested in January 2020.

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

Meisheng also serves as a significant manufacturer of the Company. For the year ended December 31, 2021, 2020 and 2019, the Company made inventory-related payments to Meisheng of approximately $77.7 million, $64.8 million and $94.3 million respectively. As of December 31, 2021 and 2020, amounts due to Meisheng for inventory received by the Company, but not paid totaled $15.9 million and $10.1 million, respectively.

A director of the Company is a portfolio manager at Oasis Management. (see Item 8 “Consolidated Financial Statements and Supplementary Data Note 10 - Debt”)

A director of the Company is a director at Benefit Street Partners. (see see Item 8 “Consolidated Financial Statements and Supplementary Data Note 10 - Debt”)

Amounts outstanding under the 2021 BSP Term Loan will bear interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. The 2021 BSP Term Loan matures in June 2027.

The 2021 BSP Term Loan Agreement contains negative covenants, events of default, and the obligations under the 2021 BSP Term Loan Agreement are guaranteed by the Company. The terms, covenants, events of default, and Company obligations are described in more detail in Note 10 – Debt, as well as in the 2021 BSP Term Loan Agreement. As of December 31, 2021, Benefit Street Partners held $98.5 million in principal amount of the 2021 BSP Term Loan.

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

The following are the fees of BDO USA, LLP, our principal accountant (PCAOB ID: 243), for the two years ended December 31, 2021, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2021	2020
Audit Fees	$1,230,741	$1,201,087
Audit Related Fees	25,700	25,200
	$1,256,441	$1,226,287

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2021 and 2020

●	Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

●	Consolidated Statements of Other Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019

●	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

●	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (28)
3.1.2	Certificate of Amendment to Certificate of Designations of Series A Senior Preferred Stock (31)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (32)
3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (34)
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (37)
3.2.1	Second Amended and Restated By-Laws of the Company (28)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.2.1	Convertible Senior Note due November 7, 2020 (24)
4.2.2	Convertible Senior Note due November 1, 2020 (25)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.3.2	Eleventh Amendment to Credit Agreement dated as of June 14, 2018 by and among Registrant and its wholly-owned U.S. subsidiaries and Wells Fargo Bank, National Association (27)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its U.S. wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)

4.6	Form of 4.875% Senior Convertible Note (19)
4.7	Term Loan Agreement dated as of June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries and GACP Finance Co., LLC (27)
4.8	Term Note dated June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries in favor of GACP II L.P. (27)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.2.2	2021 Amendment to 2002 Stock Award and Incentive Plan (38)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.4.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)
10.4.5	Amendment Number Three dated August 9, 2019 to Mr. Berman’s Second Amended and Restated Employment Agreement (28)
10.4.6*	Amendment Number Four dated November 18, 2019 to Mr. Berman’s Second Amended and Restated Employment Agreement (30)
10.4.7	Amendment Number Five dated February 18, 2021 to Mr. Berman’s Second Amended and Restated Employment Agreement (36)
10.4.8	Amendment Number Six dated September 27, 2021 to Mr. Berman’s Second Amended and Restated Employment Agreement (39)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.6.1	Form of Restricted Stock Unit Agreement (39)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.7.3	Letter Agreement dated December 27, 2017 between the Company and Joel M. Bennett (23)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
10.8.4	Fourth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 29, 2016 (22)
10.8.5	Fifth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated February 28, 2018 (33)
10.8.6	Sixth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated December 31, 2019 (29)
10.8.7	Seventh Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 18, 2021 (41)
10.8.8	Eighth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 27, 2021 (39)
10.9	Exchange Agreement dated November 7, 2017 between the Company and Oasis Investments II Master Fund Ltd. (24)
10.10	Exchange Agreement dated July 25, 2018 between the Company and Oasis Investments II Master Fund Ltd. (25)
10.11	Employment Agreement between the Company and Brent T. Novak, dated April 1, 2018 (26)

10.11.1	Correction Letter dated February 28, 2019 with respect to Mr. Novak’s Employment Agreement (33)
10.12*	Letter Agreement dated November 18, 2019 between the Company and John L. Kimble (30)
10.12.1	First Amendment to Employment Agreement between the Company and John L. Kimble dated February 18, 2021 (36)
10.12.2	Second Amendment to Employment Agreement between the Company and John L. Kimble dated September 27, 2021 (39)
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
10.20*

Credit Agreement, dated as of June 2, 2021, by and among JAKKS Pacific, Inc., Disguise, Inc., JAKKS Sales LLC, and Moose Mountain Marketing, Inc., as borrowers, other Loan Parties hereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (40)

10.21*

First Lien Term Loan Facility Credit Agreement, dated as of June 2, 2021, by and among JAKKS Pacific, Inc. and its subsidiaries parties thereto as borrowers, the lenders party thereto, as lenders, and BSP Agency, LLC, as agent (40)

14	Code of Ethics (18)
21	Subsidiaries of the Company (**)
23.1	Consent of BDO USA, LLP (**)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (**)
31.2	Rule 13a-14(a)/15d-14(a) Certification of John L. Kimble (**)
32.1	Section 1350 Certification of Stephen G. Berman (**)
32.2	Section 1350 Certification of John L. Kimble (**)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 30, 2016 and incorporated herein by reference.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed December 29, 2017 and incorporated herein by reference.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 11, 2017 and incorporated herein by reference.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 26, 2018 and incorporated herein by reference.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2018 and incorporated herein by reference.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 9, 2019 and incorporated herein by reference.
(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed January 2, 2020 and incorporated herein by reference.

(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 20, 2019 and incorporated herein by reference.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference.
(32)	Filed previously as an annex to the Company’s Schedule 14A filed October 28, 2019 and incorporated herein by reference.
(33)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, filed March 18, 2019, and incorporated herein by reference.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 9, 2020 and incorporated herein by reference.
(35)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 19, 2020 and incorporated herein by reference.
(36)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 19, 2021 and incorporated herein by reference.
(37)	Filed previously as an annex to the Company’s Schedule 14A filed March 16, 2021 and incorporated herein by reference.
(38)	Filed previously as an annex to the Company’s Schedule 14A filed October 8, 2021 and incorporated herein by reference.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 1, 2021 and incorporated herein by reference.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 3, 2021 and incorporated herein by reference.
(41)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 24, 2021 and incorporated herein by reference.

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

Dated: March 16, 2022	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. BERMAN	Director and	March 16, 2022
Stephen G. Berman	Chief Executive Officer

Chief Financial Officer
/s/ JOHN L. KIMBLE	(Principal Financial Officer and	March 16, 2022
John L. Kimble	Principal Accounting Officer)

/s/ CAROLE LEVINE	Director	March 16, 2022
Carole Levine

/s/ JOSHUA CASCADE	Director	March 16, 2022
Joshua Cascade

/s/ MATTHEW WINKLER	Director	March 16, 2022
Matthew Winkler

/s/ ALEXANDER SHOGHI	Director	March 16, 2022
Alexander Shoghi

/s/ LORI MACPHERSON	Director	March 16, 2022
Lori MacPherson

/s/ ZHAO XIAOQIANG	Director	March 16, 2022
Zhao Xiaoqiang