Form 10-Q
period 2022-03-31
JAKKS PACIFIC INC
filed 2022-05-10
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 0-28104

JAKKS Pacific, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 9,587,806 as of May 10, 2022.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2022

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss	4
	Condensed Consolidated Statements of Stockholders' Equity (Deficit)	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	38

Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

Assets	March 31, 2022	December 31, 2021
	(Unaudited)
Current assets
Cash and cash equivalents	$39,225	$44,521
Restricted cash	—	811
Accounts receivable, net of allowance for doubtful accounts of $2,576 and $2,626 at March 31, 2022 and December 31, 2021, respectively	103,730	147,394
Inventory	85,306	83,954
Prepaid expenses and other assets	17,412	10,877
Total current assets	245,673	287,557
Property and equipment
Office furniture and equipment	11,994	11,967
Molds and tooling	105,429	103,102
Leasehold improvements	6,866	6,876
Total	124,289	121,945
Less accumulated depreciation and amortization	110,345	108,796
Property and equipment, net	13,944	13,149
Operating lease right-of-use assets, net	17,089	16,950
Other long term assets	2,919	2,993
Intangible assets, net	761	1,015
Goodwill	35,083	35,083
Trademarks	300	300
Total assets	$315,769	$357,047
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$36,439	$50,237
Payable to Meisheng (related party)	15,511	15,894
Accrued expenses	30,596	47,071
Reserve for sales returns and allowances	39,375	46,285
Income taxes payable	1,205	1,004
Short term operating lease liabilities	11,014	10,477
Short term debt, net	2,475	2,104
Total current liabilities	136,615	173,072
Long term operating lease liabilities	7,399	8,039
Debt, non-current portion, net of issuance costs and debt discounts	92,934	93,415
Preferred stock derivative liability	21,927	21,282
Income taxes payable	215	215
Deferred income taxes, net	51	51
Total liabilities	259,141	296,074

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	3,420	3,074

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,587,806 and 9,520,817 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	272,821	272,941
Accumulated deficit	(207,240)	(203,431)
Accumulated other comprehensive loss	(13,614)	(12,952)
Total JAKKS Pacific, Inc. stockholders' equity	51,977	56,568
Non-controlling interests	1,231	1,331
Total stockholders' equity	53,208	57,899
Total liabilities, preferred stock and stockholders' equity	$315,769	$357,047

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2022	2021
Net sales	$120,881	$83,843
Cost of sales:
Cost of goods	72,058	44,049
Royalty expense	17,690	12,511
Amortization of tools and molds	1,216	1,189
Cost of sales	90,964	57,749
Gross profit	29,917	26,094
Direct selling expenses	4,902	6,802
General and administrative expenses	25,153	21,411
Depreciation and amortization	596	604
Selling, general and administrative expenses	30,651	28,817
Loss from operations	(734)	(2,723)
Other income (expense), net	86	55
Change in fair value of preferred stock derivative liability	(645)	(7,375)
Change in fair value of convertible senior notes	—	(9,047)
Interest income	3	2
Interest expense	(2,202)	(4,875)
Loss before provision for income taxes	(3,492)	(23,963)
Provision for income taxes	417	88
Net loss	(3,909)	(24,051)
Net income (loss) attributable to non-controlling interests	(100)	35
Net loss attributable to JAKKS Pacific, Inc.	$(3,809)	$(24,086)
Net loss attributable to common stockholders	$(4,155)	$(24,412)
Loss per share - basic and diluted	$(0.43)	$(4.54)
Shares used in loss per share - basic and diluted	9,588	5,379
Comprehensive loss	$(4,571)	$(24,109)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(4,471)	$(24,144)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

Three Months Ended March 31, 2022
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.		Total
		Additional		Other	Stockholders'	Non-	Stockholders'
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Equity
	Stock	Capital	Deficit	Loss	(Deficit)	Interests	(Deficit)
Balance, December 31, 2021	$10	$272,941	$(203,431)	$(12,952)	$56,568	$1,331	$57,899
Share-based compensation expense	—	870	—	—	870	—	870
Repurchase of common stock for employee tax withholding	—	(644)	—	—	(644)	—	(644)
Preferred stock accrued dividends	—	(346)	—	—	(346)	—	(346)
Net income (loss)	—	—	(3,809)	—	(3,809)	(100)	(3,909)
Foreign currency translation adjustment	—	—	—	(662)	(662)	—	(662)
Balance, March 31, 2022	$10	$272,821	$(207,240)	$(13,614)	$51,977	$1,231	$53,208

Three Months Ended March 31, 2021
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.		Total
		Additional		Other	Stockholders'	Non-	Stockholders'
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Equity
	Stock	Capital	Deficit	Loss	(Deficit)	Interests	(Deficit)
Balance, December 31, 2020	$6	$221,590	$(197,423)	$(12,446)	$11,727	$1,211	$12,938
Share-based compensation expense	—	382	—	—	382	—	382
Repurchase of common stock for employee tax withholding	—	(164)	—	—	(164)	—	(164)
Conversion of convertible senior notes	—	5,631	—	—	5,631	—	5,631
Preferred stock accrued dividends	—	(326)	—	—	(326)	—	(326)
Net income (loss)	—	—	(24,086)	—	(24,086)	35	(24,051)
Foreign currency translation adjustment	—	—	—	(58)	(58)	—	(58)
Balance, March 31, 2021	$6	$227,113	$(221,509)	$(12,504)	$(6,894)	$1,246	$(5,648)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	(Unaudited)
	2022	2021
Cash flows from operating activities
Net loss	$(3,909)	$(24,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of doubtful accounts	(39)	(772)
Depreciation and amortization	1,812	1,793
Payment-in-kind interest	—	925
Amortization of debt discount	94	719
Amortization of debt issuance costs	123	351
Share-based compensation expense	870	382
Gain on disposal of property and equipment	—	(55)
Change in fair value of convertible senior notes	—	9,047
Change in fair value of preferred stock derivative liability	645	7,375
Changes in operating assets and liabilities:
Accounts receivable	43,703	23,369
Inventory	(1,352)	1,989
Prepaid expenses and other assets	(6,540)	(5,196)
Accounts payable and payable to Meisheng (related party)	(14,717)	(8,735)
Accrued expenses	(16,475)	(11,071)
Reserve for sales returns and allowances	(6,910)	(2,609)
Income taxes payable	201	(309)
Other liabilities	(242)	(113)
Total adjustments	1,173	17,090
Net cash used in operating activities	(2,736)	(6,961)
Cash flows from investing activities
Purchases of property and equipment	(1,817)	(1,472)
Proceeds from sale of property and equipment	—	21
Net cash used in investing activities	(1,817)	(1,451)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(644)	(164)
Repayment of credit facility borrowings	(13,000)	—
Proceeds from credit facility borrowings	13,000	—
Repayment of 2021 BSP Term Loan	(248)	—
Net cash used in financing activities	(892)	(164)
Net decrease in cash, cash equivalents and restricted cash	(5,445)	(8,576)
Effect of foreign currency translation	(662)	(58)
Cash, cash equivalents and restricted cash, beginning of period	45,332	92,693
Cash, cash equivalents and restricted cash, end of period	$39,225	$84,059
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$220	$484
Cash paid for interest	$1,967	$5,118

As of March 31, 2022, there was $3.3 million of property and equipment purchases included in accounts payable. As of March 31, 2021, there was $1.7 million of property and equipment purchases included in accounts payable.

See Notes 1, 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2021.

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

March 31, 2022

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

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” ASU 2021-10 requires annual disclosures that are expected to increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity’s financial statements. The provisions of ASU 2021-10 are effective for fiscal years beginning after December 31, 2021, with early adoption permitted. The Company adopted ASU 2021-10 during the fiscal period December 31, 2021. (Note 5 – Debt and Note 18 –Prepaid Expenses and Other Assets, for disclosures related to government assistance received by the Company).

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

The global pandemic continues to be an unpredictable macro event impacting the world at large and by extension, the market for JAKKS products as well as its operations. The Company has navigated the pandemic to date and has expectations of wider vaccinations and reduced pandemic restrictions on mobility and social interactions in the quarters to follow. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and the resulting impact on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is unable to estimate effects of the COVID-19 outbreak on its future results of operations, financial condition, and liquidity.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

On June 12, 2020, the Company received a $6.2 million loan under the PPP within the CARES Act (the “PPP Loan”). The PPP Loan maturity date was June 2, 2022 and was subject to the CARES Act terms which included, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP Loan allowed for prepayment at any time prior to maturity with no prepayment penalties. The PPP Loan was subject to events of default and other provisions customary for a loan of this type. The application for the loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. A PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. The forgiveness of the loan was also dependent on the Company having initially qualified for the loan.

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

As of March 31, 2022 and December 31, 2021, the Company held cash and cash equivalents, including restricted cash, of $39.2 million and $45.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $33.3 million and $30.7 million as of March 31, 2022 and December 31, 2021, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of March 31, 2022.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility (the “JPMorgan ABL Facility”). The JPMorgan ABL Credit Agreement replaced the Company’s existing asset-based revolving credit agreement, dated as of March 27, 2014 (the “Wells Fargo ABL Facility,” formerly known as the “Amended ABL Facility” in prior filings), with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility will bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026.

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

March 31, 2022

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

As of March 31, 2022, the Company had $98.3 million of outstanding indebtedness under the 2021 BSP Term Loan Agreement and no outstanding indebtedness under its amended and extended JPMorgan ABL Credit Agreement with JPM Chase aside from utilizing $17.2 million in letters of credit.

On June 2, 2021, the Company repaid in full and terminated the First Lien Term Loan Facility Credit Agreement (the “2019 Recap Term Loan Agreement,” formerly known as the “New Term Loan Agreement” in prior filings), dated as of August 9, 2019, with Cortland Capital Market Services LLC, as agent. The Wells Fargo ABL Credit Facility Agreement was also terminated as of June 2, 2021.

The Company was in compliance with the financial covenants under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement as of March 31, 2022.

The Company’s unaudited interim condensed consolidated financial statements for the three months ended March 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company believes that cash and cash equivalents, including restricted cash, projected cash flow from operations, and borrowings under the Company’s credit facility are sufficient to meet the Company’s working capital and capital expenditure requirements for the next 12 months.

Note 2 — Business Segments, Geographic Data, and Sales by Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio of products. The Company’s segments are (i) Toys/Consumer Products and (ii) Costumes.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net Sales
Toys/Consumer Products	$111,123	$79,875
Costumes	9,758	3,968
	$120,881	$83,843

	Three Months Ended
	March 31,
	2022	2021
Income (Loss) from Operations
Toys/Consumer Products	$2,007	$356
Costumes	(2,741)	(3,079)
	$(734)	$(2,723)

	Three Months Ended
	March 31,
	2022	2021
Depreciation and Amortization Expense
Toys/Consumer Products	$1,725	$1,727
Costumes	87	66
	$1,812	$1,793

	March 31,	December 31,
	2022	2021
Assets
Toys/Consumer Products	$292,362	$338,266
Costumes	23,407	18,781
	$315,769	$357,047

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Long-lived Assets
United States	$13,999	$16,252
China	12,758	11,655
Hong Kong	2,947	770
United Kingdom	1,182	1,270
Mexico	79	79
Canada	68	73
	$31,033	$30,099

	Three Months Ended
	March 31,
	2022	2021
Net Sales by Customer Area
United States	$97,050	$68,916
Europe	13,389	7,337
Canada	3,379	2,101
Latin America	2,385	2,455
Asia	2,076	1,415
Australia & New Zealand	1,491	1,188
Middle East & Africa	1,111	431
	$120,881	$83,843

Major Customers

Net sales to major customers for the three months ended March 31, 2022 and 2021 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2022		2021
		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales
Target	$35,670	29.5%	$22,753	27.1%
Wal-Mart	23,020	19.0	21,638	25.8
Amazon	14,016	11.6	8,034	9.6
	$72,706	60.1%	$52,425	62.5%

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$84	$106
Finished goods	85,222	83,848
	$85,306	$83,954

As of March 31, 2022 and December 31, 2021, the inventory obsolescence reserve was $6.4 million and $4.6 million, respectively.

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

The Company offers various discounts, pricing concessions, and other allowances to customers, all of which are considered in determining the transaction price. Certain discounts and allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenue. Other discounts and allowances can vary and are determined at management’s discretion (variable consideration). Specifically, the Company occasionally grants discretionary credits to facilitate markdowns and sales of slow-moving merchandise, and consequently accrues an allowance based on historic credits and management estimates. The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Generally, these allowances range from 1% to 20% of gross sales, and are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. To the extent these cooperative advertising arrangements provide a distinct benefit at fair value, they are accounted for as direct selling expenses, otherwise they are recorded as a reduction to revenue. Further, while the Company generally does not allow product returns, the Company does make occasional exceptions to this policy and consequently records a sales return allowance based upon historic return amounts and management estimates. These allowances (variable consideration) are estimated using the expected value method and are recorded at the time of sale as a reduction to revenue. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. The variable consideration is not constrained as the Company has sufficient history on the related estimates and does not believe there is a risk of significant revenue reversal.

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

The Company’s reserve for sales returns and allowances amounted to $39.4 million as of March 31, 2022, compared to $46.3 million as of December 31, 2021.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Note 5 — Debt

Convertible senior notes

In August 2019, the Company entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization Transaction”) among Wells Fargo, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the Company’s 4.875% convertible senior notes due 2020 (the “Investor Parties”) to recapitalize the Company’s balance sheet, including the extension to the Company of incremental liquidity and at least three-year extensions of substantially all of the Company’s outstanding convertible debt obligations and revolving credit facility. The Company’s Term Loan Agreement entered into with Great American Capital Partners was paid in full and terminated in connection with the Recapitalization Transaction.

In connection with the Recapitalization Transaction, the Company issued (i) amended and restated notes with respect to the Company’s $21.6 million Oasis Note issued on November 7, 2017, and the $8.0 million Oasis Note issued on July 26, 2018 (together, the “Existing Oasis Notes”), and (ii) a new $8.0 million convertible senior note having the same terms as such amended and restated notes, or the New Oasis Notes. Interest on the New Oasis Notes is payable on each May 1 and November 1 until maturity and accrues at an annual rate of (i) 3.25% if paid in cash or 5.00% if paid in stock plus (ii) 2.75% payable in kind. The New Oasis Notes mature 91 days after the amounts outstanding under the 2019 Recap Term Loan are paid in full, and in no event later than July 3, 2023.

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

The Company has elected to measure and present the New Oasis Notes at fair value using Level 3 inputs and as a result, recognized a loss of $9.0 million for the three months ended March 31, 2021, related to changes in the fair value of the 3.25% convertible senior notes due 2023.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Term Loan

Term loan consists of the following (in thousands):

	March 31, 2022			December 31, 2021
	Principal Amount	Debt Discount/ Issuance Costs*	Net Amount	Principal Amount**	Debt Discount/ Issuance Costs*	Net Amount
2021 BSP Term Loan	$98,258	$(2,849)	$95,409	$98,505	$(2,986)	$95,519

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

March 31, 2022

The agent and Sole Lead Arranger under the 2021 BSP Term Loan are affiliates of an affiliate of the Company, which affiliate, at the time of refinancing, owned common stock and the 3.25% convertible senior notes due 2023 of the Company, as well as the Company’s outstanding Series A Preferred Stock.

Amortization expense classified as interest expense related to the $1.0 million of debt issuance costs associated with the issuance of the 2021 BSP Term Loan was $43,584 for the three months ended March 31, 2022.

Amortization expense classified as interest expense related to the $2.3 million debt discount associated with the issuance of the 2021 BSP Term Loan was $0.1 million for the three months ended March 31, 2022.

The fair value of the Company’s 2021 BSP Term Loan is considered Level 3 fair value (see Note 16 – Fair Value Measurements for further discussion of the fair value hierarchy) and are measured using the discounted future cash flow method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a debt security with comparable risk. This assumption is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. The estimated fair value of the 2021 BSP Term Loan was $91.1 million and $97.3 million as of March 31, 2022 and December 31, 2021, respectively, compared to a carrying value of $95.4 million and $95.5 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the Company was in compliance with the financial covenants under the 2021 BSP Term Loan Agreement.

Loan under Paycheck Protection Program

On June 12, 2020, the Company received a $6.2 million PPP Loan under the PPP within the CARES Act. The PPP Loan maturity date was June 2, 2022, and was subject to the CARES Act terms which included, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP Loan allowed for prepayment at any time prior to maturity with no prepayment penalties. The PPP Loan was subject to events of default and other provisions customary for a loan of this type. A PPP Loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. On September 10, 2021, the full amount of the PPP Loan was forgiven.

Note 6 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into the JPMorgan ABL Credit Agreement with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility. The JPMorgan ABL Credit Agreement replaced the Company’s Wells Fargo ABL Facility, dated as of March 27, 2014, with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility will bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026. As of March 31, 2022, the weighted average interest rate on the credit facility with JPMorgan Chase Bank was 1.88%.

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

March 31, 2022

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

As of March 31, 2022, the amount of outstanding borrowings was nil and the total excess borrowing availability was $49.4 million.

As of March 31, 2022, off-balance sheet arrangements include letters of credit issued by JPMorgan of $17.2 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 (i.e., JPMorgan ABL Credit Agreement) was $0.1 million for the three months ended March 31, 2022.

As of March 31, 2022, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement.

Note 7 — Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdiction.

The Company’s income tax expense of $0.4 million for the three months ended March 31, 2022, reflects an effective tax rate of (11.9)%. The Company’s income tax expense of $0.1 million for the three months ended March 31, 2021, reflects an effective tax rate of (0.4)%. The tax expense for the three months ended March 31, 2022 and March 31, 2021 relates to foreign income taxes and discrete items.

Note 8 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
Loss per share - basic and diluted	2022	2021
Net loss	$(3,909)	$(24,051)
Net income (loss) attributable to non-controlling interests	(100)	35
Net loss attributable to JAKKS Pacific, Inc.	(3,809)	(24,086)
Preferred stock dividend	346	326
Net loss attributable to common stockholders *	$(4,155)	$(24,412)
Weighted average common shares outstanding - basic and diluted	9,588	5,379
Loss per share available to common stockholder- basic and diluted	$(0.43)	$(4.54)

* Net loss attributable to common stockholders was computed by deducting preferred dividends of $0.3 million for the three months ended March 31, 2022 and 2021.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). For the three months ended March 31, 2022 and 2021, the convertible senior notes interest and related weighted common share equivalent of nil and 3,853,393, respectively, were excluded from the diluted loss per share calculation since they would have been anti-dilutive. Potentially dilutive restricted stock awards and units of 310,907 and 239,707 for the three months ended March 31, 2022, and 2021, respectively, were excluded from the computation of diluted loss per share since they would have been anti-dilutive.

Note 9 — Common Stock and Preferred Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

During 2021, certain employees, including two executive officers, surrendered an aggregate of 32,846 shares of restricted stock for $0.2 million to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 93,352 shares of restricted stock granted in 2018 with a value of approximately $0.5 million was forfeited during 2021.

During 2022, certain employees, including two executive officers, surrendered an aggregate of 63,292 shares of restricted stock units for $0.6 million to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 11,480 shares of restricted stock granted in 2019 with a value of approximately $0.1 million was forfeited during 2022.

No dividend was declared or paid in the three months ended March 31, 2022 and 2021.

Preferred Stock

On August 9, 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of March 31, 2022 and December 31, 2021, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends have been declared or paid. For the three months ended March 31, 2022 and 2021, the Company recorded $0.3 million of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

March 31, 2022

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

March 31, 2022

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

As of March 31, 2022, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $3.4 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $21.9 million. As of December 31, 2021, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $3.1 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $21.3 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2022	2021
Balance, January 1,	$3,074	$1,740
Preferred stock accrued dividends	346	326
Balance, March 31,	$3,420	$2,066

Note 10 — Joint Ventures

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) was ($0.1) million and $35,000 for the three months ended March 31, 2022 and 2021, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for the three months ended March 31, 2022 and 2021 was nil.

Note 11 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. For the three months ended March 31, 2022, there were no events or circumstances that indicated that an impairment loss may have been incurred.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of March 31, 2022 and December 31, 2021 include the following (in thousands, except for weighted useful lives):

		March 31, 2022			December 31, 2021
	Weighted	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(20,130)	$—	$20,130	$(20,130)	$—
Product lines	10.36	33,858	(33,097)	761	33,858	(32,843)	1,015
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(59,579)	$761	$60,340	$(59,325)	$1,015
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300

Note 13 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(3,909)	$(24,051)
Other comprehensive income (loss):
Foreign currency translation adjustment	(662)	(58)
Comprehensive loss	(4,571)	(24,109)
Less: Comprehensive income (loss) attributable to non-controlling interests	(100)	35
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(4,471)	$(24,144)

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

A putative class action lawsuit was filed on May 18, 2021 in the Superior Court of the State of California for the County of Los Angeles (Isaiah Villarica v. JAKKS Pacific, Inc.). Plaintiff formerly worked in one of the Company’s warehouses and was retained via Workforce Enterprises, a provider of temporary employees. The lawsuit alleges that the Company violated various California Labor Code provisions governing wage and hour requirements, including that the Company failed to pay all minimum and overtime wages owed, provide legally compliant meal and rest periods, or reimburse business expenses. The lawsuit further alleges derivative wage and hour claims for failure to timely pay all wages owed at separation of employment, failure to provide accurate wage statements, and unfair business practices. Plaintiff seeks to represent a class consisting of all individuals who have worked for the Company—either directly or through a staffing agency—in California since November 19, 2016 and who were classified as non-exempt. Plaintiff seeks unpaid wages, meal and rest period premiums, interest, various statutory penalties, attorneys’ fees, and costs, all in unspecified amounts. Workforce Enterprises has also been named as a defendant in this matter.

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

At a mediation between the Company, counsel to three temporary providers who provided temporary employees to the Company during the relevant time periods, and counsel for both lawsuits occurred on March 24, 2022. The Company is responsible for its own fees related to the lawsuits and has demanded and is in the process of obtaining indemnification for the settlement amounts for both of these matters from the three temporary employee providers who supplied temporary employees to the Company during the relevant time periods at issue in the lawsuits. Following mediation in March 2022, the Company agreed to settlement terms with respect to both cases and are currently waiting for the settlement paperwork to be finalized. The Company currently expects to incur only a nominal amount to settle both cases.

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

Note 15 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”), as amended, provides for the awarding of stock options, restricted stock and restricted stock units to certain key employees, executive officers and non-employee directors. Current awards under the Plan include grants to directors, executive officers and certain key employees of restricted stock awards and units, with vesting contingent upon (a) the completion of specified service periods ranging from one to four years and/or (b) meeting certain financial performance and/or market-based metrics. Unlike the restricted stock awards, the shares for the restricted stock units are not issued until they vest. The Plan is more fully described in Notes 15 and 18 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

The following table summarizes the total share-based compensation expense recognized for the three months ended March 31, 2022 and 2021 (in thousands)

	Three Months Ended
	March 31,
	2022	2021
Share-based compensation expense	$870	$382

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the three months ended March 31, 2022 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	1,073,902	$8.62
Granted	318,627	10.16
Vested	(130,280)	7.34
Forfeited	(149,238)	14.70
Outstanding, March 31, 2022	1,113,011	8.40

As of March 31, 2022, there was $8.5 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.39 years.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements
		as of March 31, 2022
	Carrying Amount as of
	March 31, 2022	Level 1	Level 2	Level 3
Preferred stock derivative liability	$21,927	$—	$—	$21,927

		Fair Value Measurements
		as of December 31, 2021
	Carrying Amount as of
	December 31, 2021	Level 1	Level 2	Level 3
Preferred stock derivative liability	$21,282	$—	$—	$21,282

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

3.25% convertible senior notes due in 2023	2022	2021
Balance, January 1,	$—	$34,134
Conversion of convertible senior notes	—	(5,631)
Change in fair value	—	9,047
PIK interest	—	158
Balance, March 31,	$—	$37,708

Preferred stock derivative liability	2022	2021
Balance, January 1,	$21,282	$8,063
Change in fair value	645	7,375
Balance, March 31,	$21,927	$15,438

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

The Company has elected the fair value option of measurement for the 3.25% 2023 Notes, under ASC 815, Derivatives and Hedging. As a result, these notes are re-measured each reporting period using Level 3 inputs (Monte Carlo simulation model and inputs for stock price, risk-free rate and volatility), with changes in fair value reflected in current period earnings in its condensed consolidated statements of operations.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Note 17 — Related Party Transactions

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., (“MC&C”) for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) was ($0.1) million and $35,000 for the three months ended March 31, 2022 and 2021, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited (“Meisheng”), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the income (loss) from the joint venture for the three months ended March 31, 2022 and 2021 was nil. MC&C is an affiliate of Meisheng and Meisheng holds shares of the Company’s outstanding common stock.

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

Meisheng also serves as a significant manufacturer of the Company. For the three months ended March 31, 2022 and 2021, the Company made inventory-related payments to Meisheng of approximately $15.5 million and $7.5 million, respectively. As of March 31, 2022 and December 31, 2021, amounts due to Meisheng for inventory received by the Company, but not paid totaled $15.5 million and $15.9 million, respectively.

A director of the Company is a portfolio manager at Oasis Management. (see Note 5 - Debt)

A director of the Company is a director at Benefit Street Partners. As of March 31, 2022, Benefit Street Partners held $98.3 million in principal amount of the 2021 BSP Term Loan. (see Note 5 - Debt)

Note 18 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of March 31, 2022 and December 31, 2021 consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Royalty advances	$6,690	$2,619
Prepaid expenses	6,780	4,151
Employee retention credit	2,390	2,390
Income taxes receivable	1,432	1,527
Other assets	120	190
Prepaid expenses and other assets	$17,412	$10,877

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Note 19 — Subsequent Events

On April 26, 2022 the Company entered into a First Amendment to the 2021 BSP Term Loan Agreement, to provide, among other things, that the Company must maintain Qualified Cash of at least: (a) at all times after the Closing Date and prior to the First Amendment Effective Date, $20,000,000; (b) at all times during the period commencing on the First Amendment Effective Date through and including June 30, 2022, $15,000,000; and (c) at all times on and after July 1, 2022, through September 30, 2022, $17,500,000; provided, however, that if the Total Net Leverage Ratio exceeded 1.75:1.00 as of the last day of the most recently ended month for which financial statements were required to have been delivered pursuant to Section 5.1(a) of the 2021 BSP Term Loan Agreement, then the amount set forth in this clause (c) shall be increased to $20,000,000 on the third Business Day following the due date of such financial statements. Notwithstanding the foregoing, the Applicable Minimum Cash Amount shall be reduced by $1,000,000 for every $5,000,000 principal prepayment or repayment of the Term Loans following the First Amendment Effective Date; provided however, that, the Applicable Minimum Cash Amount shall in no event be reduced below $15,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial Statements and Notes thereto, which appear elsewhere herein.

Explanatory Note

As of the date of filing of this Quarterly Report on Form 10-Q (this “Report”), there continue to be uncertainties regarding the current Novel Coronavirus (“COVID-19”) pandemic, including the scope of health issues, the duration of the pandemic, and the continuing local and worldwide social, and economic disruption. To date, the COVID-19 pandemic has had far-reaching impacts on many aspects of the operations of JAKKS Pacific, Inc. (the “Company,” “we,” “our” or “us”), including on consumer behavior, customer store traffic, production capabilities, timing of product availability, our employees’ personal and business lives, and the market generally. The scope and nature of these impacts continue to evolve each day. The COVID-19 pandemic has resulted in, and may continue to result in, regional and local quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, adverse impacts on our business, financial condition and results of operations. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures over the past two years intended to help minimize the risk to our Company, employees and customers. A recap of the key elements as of today would include the following:

•

On March 23, 2020, we encouraged our staff to begin working from home. In the US, we began to return to an in-office working model in July 2021, but paused that transition in consideration of the rise in cases attributable to the Delta-variant of COVID-19. As of March 31, 2022, we have returned to an in-office operating model in our US offices. We continue to monitor federal, state and local guidelines;

•

Although our distribution center in the City of Industry, California currently continues to operate, we continue to evaluate its operations, and may elect, or be required, to shut down its operations temporarily at any time in the future;

•	We are slowly increasing employee attendance at industry events and in-person work-related meetings.

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

Critical Accounting Policies & Estimates

The accompanying condensed consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the consolidated financial statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

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

We offer various discounts, pricing concessions, and other allowances to customers, all of which are considered in determining the transaction price. Certain discounts and allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenue. Other discounts and allowances can vary and are determined at management’s discretion (variable consideration). Specifically, we occasionally grant discretionary credits to facilitate markdowns and sales of slow moving merchandise, and consequently accrue an allowance based on historic credits and management estimates. We also participate in cooperative advertising arrangements with some customers, whereby we allow a discount from invoiced product amounts in exchange for customer purchased advertising that features our products. Generally, these allowances range from 1% to 20% of gross sales, and are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. To the extent these cooperative advertising arrangements provide a distinct benefit at fair value, they are accounted for as direct selling expenses, otherwise they are recorded as a reduction to revenue. Further, while we generally do not allow product returns, we do make occasional exceptions to this policy, and consequently record a sales return allowance based upon historic return amounts and management estimates. These allowances (variable consideration) are estimated using the expected value method and are recorded at the time of sale as a reduction to revenue. We adjust our estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. The variable consideration is not constrained as we have sufficient history on the related estimates and do not believe there is a risk of significant revenue reversal.

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

Our reserve for sales returns and allowances amounted to $39.4 million as of March 31, 2022 and $46.3 million as of December 31, 2021.

Royalties. We enter into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in our products. These agreements may call for payment in advance or future payment of minimum guaranteed amounts. Amounts paid in advance are recorded as an asset and charged to expense when the related revenue is recognized. If all or a portion of the minimum guaranteed amounts appear not to be recoverable through future use of the rights obtained under the license, the non-recoverable portion of the guaranty is charged to expense at that time.

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

Income Allocation for Income Taxes. Our annual income tax provision and related income tax assets and liabilities are based upon actual income as allocated to the various tax jurisdictions based upon our transfer pricing study, US and foreign statutory income tax rates and tax regulations and planning opportunities in the various jurisdictions in which we operate. Significant judgment is required in interpreting tax regulations in the U.S. and foreign jurisdictions, and in evaluating worldwide uncertain tax positions. Actual results could differ materially from those judgments, and changes from such judgments could materially affect our condensed consolidated financial statements.

Discrete Items for Income Taxes. The discrete expense recorded in the three months ended March 31, 2022 is $0.1 million which is related to excess tax deficiencies fully offset by valuation allowance, foreign return-to-provision adjustments, and state income taxes. For the comparable period in 2021, a discrete tax expense of $22,000 was recorded related primarily to excess tax deficiencies fully offset by valuation allowance, state income taxes and foreign return-to-provision adjustments.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of March 31, 2022 and December 31, 2021, our income tax reserves were approximately $0.2 million. The $0.2 million balance primarily relates to the potential tax settlements in Hong Kong. Our income tax reserves are included in income tax payable on the condensed consolidated balance sheets and within provision for (benefit from) income taxes on the condensed consolidated statements of operations.

We recognize current period interest expense and penalties and the reversal of previously recognized interest expense and penalties that has been determined to not be assessable due to the expiration of the related audit period or other compelling factors on the income tax liability for unrecognized tax benefits as a component of the income tax provision recognized in the condensed consolidated statements of operations.

New Accounting Pronouncements.

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended March 31, (Unaudited)
	2022	2021
Net sales	100.0%	100.0%
Cost of sales:
Cost of goods	59.6	52.5
Royalty expense	14.6	15.0
Amortization of tools and molds	1.1	1.4
Cost of sales	75.3	68.9
Gross profit	24.7	31.1
Direct selling expenses	4.1	8.1
General and administrative expenses	20.8	25.6
Depreciation and amortization	0.5	0.7
Selling, general and administrative expenses	25.4	34.4
Loss from operations	(0.7)	(3.3)
Other income, net	0.1	0.1
Change in fair value of preferred stock derivative liability	(0.5)	(8.8)
Change in fair value of convertible senior notes	—	(10.8)
Interest income	—	—
Interest expense	(1.8)	(5.8)
Loss before provision for income taxes	(2.9)	(28.6)
Provision for income taxes	0.3	0.1
Net loss	(3.2)	(28.7)
Net income (loss) attributable to non-controlling interests	(0.1)	—
Net loss attributable to JAKKS Pacific, Inc.	(3.1)%	(28.7)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended March 31, (Unaudited)
	2022	2021
Net Sales
Toys/Consumer Products	$111,123	$79,875
Costumes	9,758	3,968
	120,881	83,843
Cost of Sales
Toys/Consumer Products	82,966	54,192
Costumes	7,998	3,557
	90,964	57,749
Gross Profit
Toys/Consumer Products	28,157	25,683
Costumes	1,760	411
	$29,917	$26,094

Comparison of the Three Months Ended March 31, 2022 and 2021

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $111.1 million for the three months ended March 31, 2022 compared to $79.9 million for the prior year period, representing an increase of $31.2 million, or 39.0%. The Doll/Dress-Up/Nurturing Play and Action Play and Collectibles division sales increased, led by Disney Encanto™ and Sonic the Hedgehog®.

Costumes. Net sales of our Costumes segment were $9.8 million for the three months ended March 31, 2022 compared to $4.0 million for the prior year period, representing an increase of $5.8 million, or 145%. Much of the increase in sales was related to delayed Q4 2021 customer FOB shipments occurring in Q1 2022.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $83.0 million, or 74.7% of related net sales for the three months ended March 31, 2022 compared to $54.2 million, or 67.8% of related net sales for the prior year period, representing an increase of $28.8 million, or 53.1%. The increase in dollars is related to higher overall sales. The increase as a percentage of net sales, year over year, is due to higher freight costs, slightly offset by lower product costs.

Costumes. Cost of sales of our Costumes segment was $8.0 million, or 81.6% of related net sales for the three months ended March 31, 2022, compared to $3.6 million, or 90.0% of related net sales for the prior year period, representing an increase in dollars of $4.4 million, or 122.2%. The increase in dollars is related to higher overall sales. The decrease as a percentage of net sales was primarily driven by a lower average royalty rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $30.7 million for the three months ended March 31, 2022 compared to $28.8 million for the prior year period constituting 25.4% and 34.4% of net sales, respectively. Selling, general and administrative expenses increased as a result of higher payroll costs.

Interest Expense

Interest expense was $2.2 million for the three months ended March 31, 2022, as compared to $4.9 million in the prior year period. During the three months ended March 31, 2022, we incurred interest expense of $2.0 million related to our 2021 BSP Term Loan and $0.2 million related to our revolving credit facility. During the three months ended March 31, 2021, we incurred interest expense of $4.3 million related to our 2019 Recap Term Loan, $0.4 million related to our convertible senior notes due in 2023, and $0.2 million related to our revolving credit facility.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.4 million, or an effective tax rate of (11.9)%, for the three months ended March 31, 2022. During the comparable period in 2021, our income tax expense was $0.1 million, or an effective tax rate of (0.4)%.

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

Liquidity and Capital Resources

As of March 31, 2022, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $109.1 million, compared to $114.5 million as of December 31, 2021, representing a decrease in working capital of $5.4 million during the three-month period ended March 31, 2022.

Operating activities used net cash of $2.7 million during the three months ended March 31, 2022, as compared to using net cash of $7.0 million in the prior year period. The decrease in net cash used in operating activities year-over-year is primarily due to a lower net loss, partially offset by lower non-cash charges related to valuation adjustments for our convertible senior notes and preferred stock derivative liability. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 23% payable on net sales of such products. As of March 31, 2022, these agreements required future aggregate minimum royalty guarantees of $61.4 million exclusive of $6.7 million in advances already paid. Of this $61.4 million future minimum royalty guarantee, $26.6 million is due over the next twelve months.

Investing activities used net cash of $1.8 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Financing activities used net cash of $0.9 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The cash used in financing activities during the three months ended March 31, 2022, primarily consists of the repayment of our 2021 BSP Term Loan of $0.2 million, and the repurchase of common stock for employee tax withholding of $0.6 million. The cash used in financing activities during the three months ended March 31, 2021 consists of the repurchase of common stock for employee tax withholding.

As of March 31, 2022, we have $98.3 million of outstanding indebtedness under our first-lien secured term loan (the “2021 BSP Term Loan Agreement”) and we have no outstanding indebtedness under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $17.2 million in letters of credit.

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

We were in compliance with the financial covenants under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement as of March 31, 2022.

See Note 5 – Debt and Note 6 – Credit Facilities for additional information pertaining to our Debt and Credit Facilities.

As of March 31, 2022 and December 31, 2021, we held cash and cash equivalents, including restricted cash, of $39.2 million and $45.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $33.3 million and $30.7 million as of March 31, 2022 and December 31, 2021, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of March 31, 2022.

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

As of March 31, 2022 off-balance sheet arrangements include letters of credit issued by JPMorgan of $17.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our BSP Term Loan (see Note 5 – Debt) and our 2021 JPMorgan ABL Facility (see Note 6 – Credit Facilities). As of March 31, 2022, we have $98.3 million of outstanding indebtedness under our BSP Term Loan which is due June 2027 with interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. Borrowings under our JPMorgan ABL Facility bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). Borrowings under the BSP Term Loan and 2021 JPMorgan ABL Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three-month period ended March 31, 2022, the maximum amount borrowed under the revolving credit facility was $13.0 million and the average amount of borrowings outstanding was $0.8 million. As of March 31, 2022, the amount of total borrowings outstanding under the revolving credit facility was nil.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to, and certain of our property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of our business. We accrue for losses when the loss is deemed probable and the liability can reasonably be estimated. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to its pending litigation and revises our estimates.

A putative class action lawsuit was filed on May 18, 2021 in the Superior Court of the State of California for the County of Los Angeles (Isaiah Villarica v. JAKKS Pacific, Inc.). Plaintiff formerly worked in one of our warehouses and was retained via Workforce Enterprises, a provider of temporary employees. The lawsuit alleges that we violated various California Labor Code provisions governing wage and hour requirements, including that we failed to pay all minimum and overtime wages owed, provide legally compliant meal and rest periods, or reimburse business expenses. The lawsuit further alleges derivative wage and hour claims for failure to timely pay all wages owed at separation of employment, failure to provide accurate wage statements, and unfair business practices. Plaintiff seeks to represent a class consisting of all individuals who have worked for us—either directly or through a staffing agency—in California since November 19, 2016 and who were classified as non-exempt. Plaintiff seeks unpaid wages, meal and rest period premiums, interest, various statutory penalties, attorneys’ fees, and costs, all in unspecified amounts. Workforce Enterprises has also been named as a defendant in this matter.

The same counsel in the Villarica matter filed a related lawsuit on February 15, 2022 in the same court (Matthew Cordova v. JAKKS Pacific, Inc). Plaintiff also formerly worked in one of our warehouses and was retained via Workforce Enterprises, a provider of temporary employees. The lawsuit alleges that we committed wage and hour violations under the California Private Attorneys General Act, including failing to provide compliant meal and rest periods, properly calculate and pay all minimum and overtime wages, provide accurate wage statements, provide all wages due at separation of employment, provide sick leave, maintain accurate payroll records, or reimburse business expenses. Plaintiff seeks to collect civil penalties on behalf of the State of California under the Private Attorneys General Act for each violation experienced by “aggrieved employees,” defined as all individuals who have worked for us—either directly or through a staffing agency—in California since December 8, 2020 and who were classified as non-exempt.

At a mediation between us, counsel to three temporary providers who provided temporary employees to us during the relevant time periods, and counsel for both lawsuits occurred on March 24, 2022. We are responsible for our own fees related to the lawsuits and have demanded and are in the process of obtaining indemnification for the settlement amounts for both of these matters from the three temporary employee providers who supplied temporary employees to us during the relevant time periods at issue in the lawsuits. Following mediation in March 2022, we agreed to settlement terms with respect to both cases and are currently waiting for the settlement paperwork to be finalized. We currently expect to incur only a nominal amount to settle both cases.

In the normal course of business, we may provide certain indemnifications and/or other commitments of varying scope to a) our licensors, customers and certain other parties, including against third-party claims of intellectual property infringement, and b) our officers, directors and employees, including against third-party claims regarding the periods in which they serve in such capacities with us. The duration and amount of such obligations is, in certain cases, indefinite. Our director’s and officer’s liability insurance policy may, however, enable us to recover a portion of any future payments related to our officer, director or employee indemnifications. For the past five years, costs related to director and officer indemnifications have not been significant. Other than certain liabilities recorded in the normal course of business related to royalty payments due to our licensors, no liabilities have been recorded for indemnifications and/or other commitments.

Item 1A. Risk Factors

Risk factors with respect to us and our business are contained in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31. 2021. There have been no material changes from the risk factors previously disclosed in such filing. The disclosures made in this Quarterly Report should be reviewed together with the risk factors contained therein.

Item 6. Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (1)
32.1	Section 1350 Certification of Chief Executive Officer (1)
32.2	Section 1350 Certification of Chief Financial Officer (1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 10, 2022	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)