Form 10-Q
period 2022-06-30
JAKKS PACIFIC INC
filed 2022-08-10
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-28104

JAKKS Pacific, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 9,723,534 as of August 10, 2022.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2022

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Condensed Consolidated Statements of Stockholders' Equity (Deficit)	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	39

Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

Assets	June 30, 2022	December 31, 2021
	(Unaudited)
Current assets
Cash and cash equivalents	$62,283	$44,521
Restricted cash	—	811
Accounts receivable, net of allowance for doubtful accounts of $2,795 and $2,626 at June 30, 2022 and December 31, 2021, respectively	164,020	147,394
Inventory	123,666	83,954
Prepaid expenses and other assets	14,519	10,877
Total current assets	364,488	287,557
Property and equipment
Office furniture and equipment	11,990	11,967
Molds and tooling	110,025	103,102
Leasehold improvements	6,829	6,876
Total	128,844	121,945
Less accumulated depreciation and amortization	112,601	108,796
Property and equipment, net	16,243	13,149
Operating lease right-of-use assets, net	24,584	16,950
Other long term assets	2,732	2,993
Intangible assets, net	507	1,015
Goodwill	35,083	35,083
Trademarks	—	300
Total assets	$443,637	$357,047
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$86,660	$50,237
Accounts payable – Meisheng (related party)	42,254	15,894
Accrued expenses	58,189	47,071
Reserve for sales returns and allowances	45,625	46,285
Income taxes payable	2,333	1,004
Short term operating lease liabilities	10,239	10,477
Short term debt, net	2,475	2,104
Total current liabilities	247,775	173,072
Long term operating lease liabilities	15,406	8,039
Debt, non-current portion, net of issuance costs and debt discounts	82,453	93,415
Preferred stock derivative liability	15,898	21,282
Income taxes payable	215	215
Deferred income taxes, net	51	51
Total liabilities	361,798	296,074

Preferred stock accrued dividends, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	3,771	3,074

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,587,806 and 9,520,817 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	273,625	272,941
Accumulated deficit	(180,680)	(203,431)
Accumulated other comprehensive loss	(15,765)	(12,952)
Total JAKKS Pacific, Inc. stockholders' equity	77,190	56,568
Non-controlling interests	878	1,331
Total stockholders' equity	78,068	57,899
Total liabilities, preferred stock and stockholders' equity	$443,637	$357,047

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2022	2021	2022	2021
Net sales	$220,422	$112,352	$341,303	$196,195
Cost of sales:
Cost of goods	121,850	61,489	193,908	105,538
Royalty expense	35,704	16,784	53,394	29,295
Amortization of tools and molds	1,978	2,182	3,194	3,371
Cost of sales	159,532	80,455	250,496	138,204
Gross profit	60,890	31,897	90,807	57,991
Direct selling expenses	6,838	6,286	11,740	13,088
General and administrative expenses	29,514	23,193	54,667	44,604
Depreciation and amortization	578	597	1,174	1,201
Selling, general and administrative expenses	36,930	30,076	67,581	58,893
Intangibles impairment	300	—	300	—
Income (loss) from operations	23,660	1,821	22,926	(902)
Other income (expense), net	183	72	269	127
Loss on debt extinguishment	—	(7,351)	—	(7,351)
Change in fair value of preferred stock derivative liability	6,029	(1,539)	5,384	(8,914)
Change in fair value of convertible senior notes	—	(3,797)	—	(12,844)
Interest income	6	4	9	6
Interest expense	(2,337)	(4,370)	(4,539)	(9,245)
Income (loss) before provision for (benefit from) income taxes	27,541	(15,160)	24,049	(39,123)
Provision for (benefit from) income taxes	1,334	(100)	1,751	(12)
Net income (loss)	26,207	(15,060)	22,298	(39,111)
Net income (loss) attributable to non-controlling interests	(353)	24	(453)	59
Net income (loss) attributable to Jakks Pacific, Inc.	$26,560	$(15,084)	$22,751	$(39,170)
Net income (loss) attributable to common stockholders	$26,209	$(15,415)	$22,054	$(39,827)
Earnings (loss) per share - basic	$2.73	$(2.48)	$2.30	$(6.86)
Shares used in earnings (loss) per share - basic	9,588	6,220	9,588	5,802
Earnings (loss) per share - diluted	$2.61	$(2.48)	$2.21	$(6.86)
Shares used in earnings (loss) per share - diluted	10,037	6,220	9,978	5,802
Comprehensive income (loss)	$24,056	$(14,680)	$19,485	$(38,789)
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$24,409	$(14,704)	$19,938	$(38,848)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

Three and Six Months Ended June 30, 2022 (Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.		Total
		Additional		Other	Stockholders'	Non-	Stockholders'
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Equity
	Stock	Capital	Deficit	Loss	(Deficit)	Interests	(Deficit)
Balance, December 31, 2021	$10	$272,941	$(203,431)	$(12,952)	$56,568	$1,331	$57,899
Share-based compensation expense	—	870	—	—	870	—	870
Repurchase of common stock for employee tax withholding	—	(644)	—	—	(644)	—	(644)
Preferred stock accrued dividends	—	(346)	—	—	(346)	—	(346)
Net income (loss)	—	—	(3,809)	—	(3,809)	(100)	(3,909)
Foreign currency translation adjustment	—	—	—	(662)	(662)	—	(662)
Balance, March 31, 2022	10	272,821	(207,240)	(13,614)	51,977	1,231	53,208
Share-based compensation expense	—	1,155	—	—	1,155	—	1,155
Preferred stock accrued dividends	—	(351)	—	—	(351)	—	(351)
Net income (loss)	—	—	26,560	—	26,560	(353)	26,207
Foreign currency translation adjustment	—	—	—	(2,151)	(2,151)	—	(2,151)
Balance, June 30, 2022	$10	$273,625	$(180,680)	$(15,765)	$77,190	$878	$78,068

Three and Six Months Ended June 30, 2021 (Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.		Total
		Additional		Other	Stockholders'	Non-	Stockholders'
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Equity
	Stock	Capital	Deficit	Loss	(Deficit)	Interests	(Deficit)
Balance, December 31, 2020	$6	$221,590	$(197,423)	$(12,446)	$11,727	$1,211	$12,938
Share-based compensation expense	—	382	—	—	382	—	382
Repurchase of common stock for employee tax withholding	—	(164)	—	—	(164)	—	(164)
Conversion of convertible senior notes	—	5,631	—	—	5,631	—	5,631
Preferred stock accrued dividends	—	(326)	—	—	(326)	—	(326)
Net income (loss)	—	—	(24,086)	—	(24,086)	35	(24,051)
Foreign currency translation adjustment	—	—	—	(58)	(58)	—	(58)
Balance, March 31, 2021	6	227,113	(221,509)	(12,504)	(6,894)	1,246	(5,648)
Share-based compensation expense	—	383	—	—	383	—	383
Conversion of convertible senior notes	1	14,240	—	—	14,241	—	14,241
Preferred stock accrued dividends	—	(331)	—	—	(331)	—	(331)
Net income (loss)	—	—	(15,084)	—	(15,084)	24	(15,060)
Foreign currency translation adjustment	—	—	—	380	380	—	380
Balance, June 30, 2021	$7	$241,405	$(236,593)	$(12,124)	$(7,305)	$1,270	$(6,035)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	(Unaudited)
	2022	2021
Cash flows from operating activities
Net income (loss)	$22,298	$(39,111)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	207	(1,487)
Depreciation and amortization	4,368	4,572
Payment-in-kind interest	—	1,598
Amortization of debt discount	188	1,230
Amortization of debt issuance costs	245	829
Share-based compensation expense	2,025	765
Gain on disposal of property and equipment	(48)	(67)
Loss on debt extinguishment	—	7,351
Intangibles impairment	300	—
Change in fair value of convertible senior notes	—	12,844
Change in fair value of preferred stock derivative liability	(5,384)	8,914
Changes in operating assets and liabilities:
Accounts receivable	(16,833)	(4,157)
Inventory	(39,712)	(21,938)
Prepaid expenses and other assets	(3,538)	(14,322)
Accounts payable and payable to Meisheng (related party)	61,151	26,864
Accrued expenses	11,118	(1,731)
Reserve for sales returns and allowances	(660)	174
Income taxes payable	1,329	(513)
Other liabilities	(505)	(346)
Total adjustments	14,251	20,580
Net cash provided by (used in) operating activities	36,549	(18,531)
Cash flows from investing activities
Purchases of property and equipment	(5,276)	(3,725)
Proceeds from sale of property and equipment	2	32
Net cash used in investing activities	(5,274)	(3,693)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(644)	(164)
Repayment of credit facility borrowings	(13,000)	—
Proceeds from credit facility borrowings	13,000	—
Repayment of 2021 BSP Term Loan	(10,867)	—
Net proceeds from issuance of long term debt	—	96,306
Deferred issuance costs	—	(2,787)
Repayment of 2019 Recap Term Loan	—	(125,805)
Net cash used in financing activities	(11,511)	(32,450)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,764	(54,674)
Effect of foreign currency translation	(2,813)	322
Cash, cash equivalents and restricted cash, beginning of period	45,332	92,693
Cash, cash equivalents and restricted cash, end of period	$62,283	$38,341
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$228	$644
Cash paid for interest	$4,099	$8,664

As of June 30, 2022, there was $4.4 million of property and equipment purchases included in accounts payable. As of June 30, 2021, there was $3.6 million of property and equipment purchases included in accounts payable.

See Notes 1, 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

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

June 30, 2022

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

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” ASU 2021-10 requires annual disclosures that are expected to increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity’s financial statements. The provisions of ASU 2021-10 are effective for fiscal years beginning after December 31, 2021, with early adoption permitted. The Company adopted ASU 2021-10 during the fiscal period December 31, 2021 (see Note 1 – Basis of Presentation, Note 5 – Debt and Note 18 –Prepaid Expenses and Other Assets, for disclosures related to government assistance received by the Company).

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

June 30, 2022

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

The CAA extended and expanded the availability of the ERC through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 ("ARP"), enacted on March 11, 2021, extended and expanded the availability of the ERC through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company will qualify for the employee retention credit for quarters where the Company’s operations were partially suspended due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19. During the three and six months ended June 30, 2021, the Company recorded $0.1 million and $2.0 million, respectively, related to the ERC as an offset within selling, general and administrative expenses on the Company’s condensed consolidated statements of operations and within prepaid expenses and other assets on the Company’s condensed consolidated balance sheet (see Note 18 – Prepaid Expenses and Other Assets).

As of June 30, 2022 and December 31, 2021, the Company held cash and cash equivalents, including restricted cash, of $62.3 million and $45.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $53.5 million and $30.7 million as of June 30, 2022 and December 31, 2021, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of June 30, 2022.

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

June 30, 2022

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

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a First Lien Term Loan Facility Credit Agreement (the “2021 BSP Term Loan Agreement”) with Benefit Street Partners L.L.C., as Sole Lead Arranger, and BSP Agency, LLC, as agent, for a $99.0 million first-lien secured term loan (the “Initial Term Loan”) and a $19.0 million delayed draw term loan (the “Delayed Draw Term Loan” and collectively, the “2021 BSP Term Loan”). Net proceeds from the issuance of the 2021 BSP Term Loan, after deduction of $2.2 million in closing fees and $0.5 million of other administrative fees paid directly to the lenders, totaled $96.3 million. These fees are being amortized over the life of the 2021 BSP Term Loan on a straight-line basis which approximates the effective interest method. Proceeds from the Initial Term Loan, together with available cash from the Company, were used to repay the Company’s existing term loan (the “2019 Recap Term Loan” formerly known as the “New Term Loan” in prior filings) under the agreement dated as of August 9, 2019 with Cortland Capital Market Services LLC, as agent for certain investor parties. The Delayed Draw Term Loan provision was secured to redeem any of the Company’s outstanding 2023 Convertible Senior Notes (the “New Oasis Notes” or “3.25% convertible senior notes due 2023”), upon its maturity, which, upon repayment of the 2019 Recap Term Loan, accelerated to no later than 91 days from the repayment of the 2019 Recap Term Loan, or September 1, 2021. On July 29, 2021, the Company terminated its Delayed Draw Term Loan option as it determined it had sufficient liquidity to fund any outstanding convertible senior notes that remained upon maturity.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

The 2021 BSP Term Loan Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge its assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Commencing with the fiscal quarter ending June 30, 2021, the Company is required to maintain a Net Leverage Ratio of 4:00x, with step-downs occurring each fiscal year starting with the quarter ending March 31, 2022 through the quarter ending September 30, 2024 in which the Company is required to maintain a Net Leverage Ratio of 3:00x. On April 26, 2022, the Company entered into a First Amendment to the 2021 BSP Term Loan Agreement, to provide, among other things, that the Company must maintain Qualified Cash of at least: (a) at all times after the Closing Date and prior to the First Amendment Effective Date, $20.0 million; (b) at all times during the period commencing on the First Amendment Effective Date through and including June 30, 2022, $15.0 million; and (c) at all times on and after July 1, 2022, through September 30, 2022, $17.5 million; provided, however, that if the Total Net Leverage Ratio exceeded 1.75:1.00 as of the last day of the most recently ended month for which financial statements were required to have been delivered, then the amount set forth in this clause shall be increased to $20.0 million. Notwithstanding the foregoing, the Applicable Minimum Cash Amount shall be reduced by $1.0 million for every $5.0 million principal prepayment or repayment of the Term Loans following the First Amendment Effective Date; provided however, that, the Applicable Minimum Cash Amount shall in no event be reduced below $15.0 million.

On June 27, 2022, as permitted by the terms within the 2021 BSP Term Loan Agreement, the Company made a voluntary fee-free $10.0 million prepayment towards the outstanding principal amount of the 2021 BSP Term Loan.

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

As of June 30, 2022, the Company had $87.6 million of outstanding indebtedness under the 2021 BSP Term Loan Agreement and no outstanding indebtedness under its amended and extended JPMorgan ABL Credit Agreement with JPMorgan Chase aside from utilizing $17.2 million in letters of credit.

On June 2, 2021, the Company repaid in full and terminated the First Lien Term Loan Facility Credit Agreement (the “2019 Recap Term Loan Agreement,” formerly known as the “New Term Loan Agreement” in prior filings), dated as of August 9, 2019, with Cortland Capital Market Services LLC, as agent. The Wells Fargo ABL Credit Facility Agreement was also terminated as of June 2, 2021.

The Company was in compliance with the financial covenants under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement as of June 30, 2022.

The Company’s unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company believes that cash and cash equivalents, including restricted cash, projected cash flow from operations, and borrowings under the Company’s credit facility are sufficient to meet the Company’s working capital and capital expenditure requirements for the next 12 months.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2022 and 2021, and as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Sales
Toys/Consumer Products	$148,860	$81,538	$259,983	$161,413
Costumes	71,562	30,814	81,320	34,782
	$220,422	$112,352	$341,303	$196,195

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income (Loss) from Operations
Toys/Consumer Products	$18,447	$4,860	$20,454	$5,216
Costumes	5,213	(3,039)	2,472	(6,118)
	$23,660	$1,821	$22,926	$(902)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Depreciation and Amortization Expense
Toys/Consumer Products	$2,312	$2,525	$4,037	$4,252
Costumes	244	254	331	320
	$2,556	$2,779	$4,368	$4,572

	June 30,	December 31,
	2022	2021
Assets
Toys/Consumer Products	$347,006	$338,266
Costumes	96,631	18,781
	$443,637	$357,047

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Long-lived Assets
United States	$21,647	$16,252
China	15,341	11,655
Hong Kong	2,538	770
United Kingdom	1,167	1,270
Mexico	74	79
Canada	60	73
	$40,827	$30,099

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Sales by Customer Area
United States	$192,484	$95,265	$289,534	$164,181
Europe	14,447	9,930	27,836	17,267
Canada	5,537	2,208	8,916	4,309
Latin America	3,823	1,165	6,208	3,620
Asia	2,363	2,164	4,439	3,579
Australia & New Zealand	1,582	1,249	3,073	2,437
Middle East & Africa	186	371	1,297	802
	$220,422	$112,352	$341,303	$196,195

Major Customers

Net sales to major customers for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Wal-Mart	$70,371	31.9%	$34,692	30.9%	$93,391	27.4%	$56,330	28.7%
Target	65,122	29.6	30,575	27.2	100,792	29.5	53,328	27.2
	$135,493	61.5%	$65,267	58.1%	$194,183	56.9%	$109,658	55.9%

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

June 30, 2022

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$70	$106
Finished goods	123,596	83,848
	$123,666	$83,954

As of June 30, 2022 and December 31, 2021, the inventory obsolescence reserve was $10.2 million and $4.6 million, respectively.

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

The Company’s reserve for sales returns and allowances amounted to $45.6 million as of June 30, 2022, compared to $46.3 million as of December 31, 2021.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

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

Excluding the impact of the Reverse Stock Split in July of 2020, the New Oasis Notes provide, among other things, that the initial conversion price is $1.00. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances shall the reset result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and will not be greater than the conversion price in effect immediately before such reset. The Company may trigger a mandatory conversion of the New Oasis Notes if the market price exceeds 150% of the conversion price under certain circumstances. The Company may redeem the New Oasis Notes in cash if a person, entity or group acquires shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owns at least 49% of the Company’s issued and outstanding Common Stock. On February 9, 2020, excluding the impact of the Reverse Stock Split, the conversion price of the New Oasis Notes reset to $1.00 per share ($10.00 per share after reverse stock split). On August 9, 2020, the conversion price of the New Oasis Notes reset to $5.647. On February 9, 2021, the conversion price of the New Oasis Notes recalculated and remained unchanged at $5.647.

During 2021, $24.0 million of the New Oasis Notes (including $1.2 million in PIK interest) were converted for 4,246,828 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $50.8 million.

A director of the Company is a portfolio manager at Oasis Management.

The Company has elected to measure and present the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a loss of $3.8 million and $12.8 million for the three and six months ended June 30, 2021, respectively, related to changes in the fair value of the 3.25% convertible senior notes due 2023 (see Note 16 – Fair Value Measurement).

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

Term Loan

Term loan consists of the following (in thousands):

	June 30, 2022			December 31, 2021
		Debt Discount/			Debt Discount/
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs*	Amount	Amount	Costs*	Amount
2021 BSP Term Loan	$87,639	$(2,711)	$84,928	$98,505	$(2,986)	$95,519

* The term loan was valued using the discounted cash flow method to determine the implied debt discount. The debt discount and issuance costs are amortized over the life of the term loan on a straight-line basis which approximates the effective interest method.

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into the 2021 BSP Term Loan Agreement with Benefit Street Partners L.L.C., as Sole Lead Arranger, and BSP Agency, LLC, as agent, for a $99.0 million Initial Term Loan and a $19.0 million Delay Draw Term Loan. Net proceeds from the issuance of the 2021 BSP Term Loan, after deduction of $2.2 million in closing fees and $0.5 million of other administrative fees paid directly to the lenders, totaled $96.3 million. These fees are amortized over the life of the 2021 BSP Term Loan on a straight-line basis which approximates the effective interest method. Proceeds from the Initial Term Loan, together with available cash from the Company, were used to repay the Company’s 2019 Recap Term Loan under the agreement dated as of August 9, 2019 with Cortland Capital Market Services LLC, as agent for certain investor parties. The Delayed Draw Term Loan provision was designed to provide necessary capital to redeem any of the Company’s outstanding 3.25% convertible senior notes due 2023, upon their maturity, which, upon repayment of the 2019 Recap Term Loan, accelerated to no later than 91 days from the repayment of the 2019 Recap Term Loan, or September 1, 2021. On July 29, the Company terminated its Delayed Draw Term Loan option as it determined it had sufficient liquidity to fund any outstanding convertible senior notes that remained upon maturity.

Amounts outstanding under the 2021 BSP Term Loan will bear interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. The 2021 BSP Term Loan matures in June 2027.

The 2021 BSP Term Loan Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge its assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Commencing with the fiscal quarter ending June 30, 2021, the Company is required to maintain a Net Leverage Ratio of 4:00x, with step-downs occurring each fiscal year starting with the quarter ending March 31, 2022 through the quarter ending September 30, 2024 in which the Company is required to maintain a Net Leverage Ratio of 3:00x. On April 26, 2022, the Company entered into a First Amendment to the 2021 BSP Term Loan Agreement, to provide, among other things, that the Company must maintain Qualified Cash of at least: (a) at all times after the Closing Date and prior to the First Amendment Effective Date, $20.0 million; (b) at all times during the period commencing on the First Amendment Effective Date through and including June 30, 2022, $15.0 million; and (c) at all times on and after July 1, 2022, through September 30, 2022, $17.5 million; provided, however, that if the Total Net Leverage Ratio exceeded 1.75:1.00 as of the last day of the most recently ended month for which financial statements were required to have been delivered, then the amount set forth in this clause shall be increased to $20.0 million. Notwithstanding the foregoing, the Applicable Minimum Cash Amount shall be reduced by $1.0 million for every $5.0 million principal prepayment or repayment of the Term Loans following the First Amendment Effective Date; provided however, that, the Applicable Minimum Cash Amount shall in no event be reduced below $15.0 million.

On June 27, 2022, as permitted by the terms within the 2021 BSP Term Loan Agreement, the Company made a voluntary fee-free $10.0 million prepayment towards the outstanding principal amount of the 2021 BSP Term Loan.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

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

Amortization expense classified as interest expense related to the $1.0 million of debt issuance costs associated with the issuance of the 2021 BSP Term Loan was $43,584 and $87,167 for the three and six months ended June 30, 2022, respectively.

Amortization expense classified as interest expense related to the $2.3 million debt discount associated with the issuance of the 2021 BSP Term Loan was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

The fair value of the Company’s 2021 BSP Term Loan is considered Level 3 fair value (see Note 16 – Fair Value Measurements for further discussion of the fair value hierarchy) and are measured using the discounted future cash flow method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a debt security with comparable risk. This assumption is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. The estimated fair value of the 2021 BSP Term Loan was $69.1 million and $97.3 million as of June 30, 2022 and December 31, 2021, respectively, compared to a carrying value of $84.9 million and $95.5 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the Company was in compliance with the financial covenants under the 2021 BSP Term Loan Agreement.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

Note 6 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into the JPMorgan ABL Credit Agreement with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility. The JPMorgan ABL Credit Agreement replaced the Company’s Wells Fargo ABL Facility, dated as of March 27, 2014, with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility will bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026. As of June 30, 2022, the weighted average interest rate on the credit facility with JPMorgan Chase Bank was 1.88%.

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

As of June 30, 2022, the amount of outstanding borrowings was nil and the total excess borrowing availability was $49.0 million.

As of June 30, 2022, off-balance sheet arrangements include letters of credit issued by JPMorgan of $17.2 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 (i.e., JPMorgan ABL Credit Agreement) was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

As of June 30, 2022, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement.

Note 7 — Income Taxes

The Company’s income tax expense of $1.3 million for the three months ended June 30, 2022, reflects an effective tax rate of 4.8%. The Company’s income tax benefit of $0.1 million for the three months ended June 30, 2021, reflects an effective tax rate of 0.7%. The tax expense for the three months ended June 30, 2022, primarily relates to foreign income taxes and discrete items. The tax benefit for the three months ended June 30, 2021 primarily relates to discrete items offset by foreign income taxes.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

The Company’s income tax expense of $1.8 million for the six months ended June 30, 2022 reflects an effective tax rate of 7.3%. The Company’s income tax benefit of $12,000 for the six months ended June 30, 2021 reflects an effective tax rate of 0.0%. The majority of the tax expense for the six months ended June 30, 2022 relates to foreign income taxes and discrete items. The majority of the tax benefit for the six months ended June 30, 2021 relates to discrete items offset by foreign income taxes.

Note 8 — Earnings (Loss) Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings (loss) per share - basic and diluted	2022	2021	2022	2021
Net income (loss)	$26,207	$(15,060)	$22,298	$(39,111)
Net income (loss) attributable to non-controlling interests	(353)	24	(453)	59
Net income (loss) attributable to JAKKS Pacific, Inc.	26,560	(15,084)	22,751	(39,170)
Preferred stock dividend	351	331	697	657
Net income (loss) attributable to common stockholders *	$26,209	$(15,415)	$22,054	$(39,827)
Weighted average common shares outstanding - basic	9,588	6,220	9,588	5,802
Earnings (loss) per share available to common stockholder- basic	$2.73	$(2.48)	$2.30	$(6.86)
Weighted average common shares outstanding - diluted	10,037	6,220	9,978	5,802
Earnings (loss) per share available to common stockholder- diluted	$2.61	$(2.48)	$2.21	$(6.86)

* Net income attributable to common stockholders was computed by deducting preferred dividends of $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively. Net loss attributable to common stockholders was computed by deducting preferred dividends of $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively.

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). For the three and six months ended June 30, 2021, the convertible senior notes interest and related weighted common share equivalent of 3,012,120 and 3,430,432, respectively, were excluded from the diluted earnings per share calculation since they would have been anti-dilutive. No restricted stock units were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2022. Potentially dilutive restricted stock awards and units of 291,187 and 267,631 for the three and six months ended June 30, 2021, respectively, were excluded from the computation of diluted loss per share since they would have been anti-dilutive.

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

No dividend was declared or paid in the three and six months ended June 30, 2022 and 2021.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

Preferred Stock

On August 9, 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of June 30, 2022 and December 31, 2021, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends have been declared or paid. For the three and six months ended June 30, 2022, the Company recorded $0.4 million and $0.7 million of preferred stock dividends as an increase in the value of the Series A Preferred Stock, respectively. For the three and six months ended June 30, 2021, the Company recorded $0.3 million and $0.7 million of preferred stock dividends as an increase in the value of the Series A Preferred Stock, respectively.

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

June 30, 2022

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

The Company considers the repurchase option to have no value as the likelihood is remote that this event, within the Company’s control, would ever occur. The liability is accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company's condensed consolidated statements of operations (see Note 16 – Fair Value Measurement). The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was based on management’s estimates of the probability of a change of control event occurring.

As of June 30, 2022, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $3.8 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $15.9 million. As of December 31, 2021, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $3.1 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $21.3 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2022	2021
Balance, January 1,	$3,074	$1,740
Preferred stock accrued dividends	346	326
Balance, March 31,	3,420	2,066
Preferred stock accrued dividends	351	331
Balance, June 30,	$3,771	$2,397

Note 10 — Joint Ventures

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., Ltd., (“MC&C”) for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the loss was $0.4 million and $0.5 million for the three and six months ended June 30, 2022, respectively. The non-controlling interest’s share of the income was $24,000 and $59,000 for the three and six months ended June 30, 2021, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for the three and six months ended June 30, 2022 and 2021 was nil.

Note 11 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

Based on the Company’s April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the six months ended June 30, 2022 and June 30, 2021.

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of June 30, 2022 and December 31, 2021 include the following (in thousands, except for weighted useful lives):

		June 30, 2022			December 31, 2021
	Weighted	Gross	Accumulated		Gross	Accumulated
	Useful	Carrying	Amortization/	Net	Carrying	Amortization/	Net
	Lives	Amount	Write-off	Amount	Amount	Write-off	Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(20,130)	$—	$20,130	$(20,130)	$—
Product lines	10.36	33,858	(33,351)	507	33,858	(32,843)	1,015
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(59,833)	$507	$60,340	$(59,325)	$1,015
Unamortized Intangible Assets:
Trademarks		$300	$(300)	$-	$300	$-	$300

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

Note 13 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$26,207	$(15,060)	$22,298	$(39,111)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,151)	380	(2,813)	322
Comprehensive income (loss)	24,056	(14,680)	19,485	(38,789)
Less: Comprehensive income (loss) attributable to non-controlling interests	(353)	24	(453)	59
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$24,409	$(14,704)	$19,938	$(38,848)

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

Note 15 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”), as amended, provides for the awarding of stock options, restricted stock and restricted stock units to certain key employees, executive officers and non-employee directors. Current awards under the Plan include grants to executive officers and certain key employees of restricted stock units, with vesting contingent upon (a) the completion of specified service periods ranging from one to four years and/or (b) meeting certain financial performance and/or market-based metrics. Shares for the restricted stock units are not issued until they vest. The Plan is more fully described in Notes 15 and 18 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense recognized for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Share-based compensation expense	$1,155	$383	$2,025	$765

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the six months ended June 30, 2022 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	1,073,902	$8.62
Granted	318,627	10.16
Vested	(130,280)	7.34
Forfeited	(149,238)	14.70
Outstanding, June 30, 2022	1,113,011	8.40

As of June 30, 2022, there was $7.3 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.17 years.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

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

The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements
		as of June 30, 2022
	Carrying Amount as of	Level 1	Level 2	Level 3
	June 30, 2022
Preferred stock derivative liability	$15,898	$—	$—	$15,898

		Fair Value Measurements
		as of December 31, 2021
	Carrying Amount as of	Level 1	Level 2	Level 3
	December 31, 2021
Preferred stock derivative liability	$21,282	$—	$—	$21,282

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Preferred stock derivative liability	2022	2021
Balance, January 1,	$21,282	$8,062
Change in fair value	(5,384)	8,914
Balance, June 30,	$15,898	$16,976

3.25% convertible senior notes due in 2023	2022	2021
Balance, January 1,	$—	$34,134
Conversion of convertible senior notes	—	(19,872)
Change in fair value	—	12,844
PIK interest	—	285
Balance, June 30,	$—	$27,391

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

The fair value of the Series A Preferred Stock derivative liability is calculated using unobservable inputs (Level 3 fair value measurements). The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was based on management’s estimates of the probability of a change of control event occurring.

The Company’s accounts receivable, accounts payable, and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

Note 17 — Related Party Transactions

In November 2014, the Company entered into a joint venture with MC&C for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the loss was $0.4 million and $0.5 million for the three and six months ended June 30, 2022, respectively. The non-controlling interest’s share of the income was $24,000 and $59,000 for the three and six months ended June 30, 2021, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited, a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the income (loss) from the joint venture for the three and six months ended June 30, 2022 and 2021 was nil, respectively.

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

Meisheng also serves as a significant manufacturer of the Company. For the three and six months ended June 30, 2022, the Company made inventory-related payments to Meisheng of approximately $50.2 million and $65.7 million, respectively. For the three and six months ended June 30, 2021, the Company made inventory-related payments to Meisheng of approximately $21.8 million and $29.2 million, respectively. As of June 30, 2022 and December 31, 2021, amounts due to Meisheng for inventory received by the Company, but not paid totaled $42.3 million and $15.9 million, respectively.

A director of the Company is a portfolio manager at Oasis Management (see Note 5 - Debt).

A director of the Company is a director at Benefit Street Partners. As of June 30, 2022, Benefit Street Partners held $87.6 million in principal amount of the 2021 BSP Term Loan (see Note 5 - Debt).

Note 18 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$7,328	$4,151
Royalty advances	3,205	2,619
Government-funded COVID-19 relief	2,528	2,390
Income taxes receivable	1,339	1,527
Other assets	119	190
Prepaid expenses and other assets	$14,519	$10,877

Note 19 – Subsequent Events

On July 1, 2022, the Company filed a Form S-3 shelf registration statement (File No. 333-266009) with the SEC to register for future issuances, from time to time, up to 2,000,000 shares of common stock, in one or more offerings in amounts, at prices and on the terms that the Company will determine at the time of the offering. On August 1, 2022, the SEC declared the Form S-3 shelf registration filed by the Company to be effective.

On August 3, 2022, the Company entered into an agreement (the “Agreement”) to terminate all existing Voting Agreements with each of its Preferred Stockholders. Among other things, the Agreement also provided that the special rights granted to the Preferred Stockholders with respect to the nomination and election of members of the Company’s Board of Directors (the “Board”) and Nominating and Corporate Governance Committee are terminated; and that the Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights, and Qualifications, Limitations and Restrictions thereof, of Series A Senior Preferred Stock, the Company’s By-Laws, and the Nominating Committee Charter shall be amended, consistent with the terms of the Agreement, in such manner as is approved by the Board to eliminate such rights. The classification of the Board into three separate classes consisting of Class I, Class II and Class III, each with separate terms, has not, however, been eliminated.

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

Our reserve for sales returns and allowances amounted to $45.6 million as of June 30, 2022 and $46.3 million as of December 31, 2021.

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

When unexpected shocks to market demand occur, we review whether that shock has materially impacted the value of our owned inventory. In some cases where customers have cancelled orders, accommodation can be reached that the product will be reordered when the customer has restarted operations (in the event of store closures) or the customer agrees to minimize/eliminate requests for product line refreshment (in the event of Halloween order cancellations) which allows the inventory and, in some cases, raw materials to be held through to the following calendar year without incurring any additional obsolescence.

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

Discrete Items for Income Taxes. The discrete expense recorded for the three and six months ended June 30, 2022 was $57,000 and $0.1 million, respectively, which relate to foreign return-to-provision adjustments and state income taxes. For the comparable period in 2021, a discrete benefit of $0.3 million was recorded for the three and six months ended June 30, 2021, primarily related to the change in uncertain tax positions offset by state income taxes, foreign return-to-provision adjustments, and excess tax deficiencies fully offset by valuation allowance.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of June 30, 2022 and December 31, 2021, our income tax reserves were approximately $0.2 million. The $0.2 million balance primarily relates to the potential tax settlements in Hong Kong. Our income tax reserves are included in income tax payable on the condensed consolidated balance sheets and within provision for (benefit from) income taxes on the condensed consolidated statements of operations.

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

Income Taxes. In determining the interim provision for income taxes for the three and six months ended June 30, 2022, we utilized the discrete effective tax rate method for the U.S. jurisdiction, as allowed by ASC 740-270-30-18, “Income Taxes - Interim Reporting.” The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of the discrete method is more appropriate than the annual effective tax rate method for the U.S. jurisdiction due to the uncertainty in estimating annual pretax earnings in the U.S. and our ongoing assessment that the recoverability of our deferred tax assets is not likely in the U.S.

New Accounting Pronouncements.

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	55.3	54.7	56.8	53.7
Royalty expense	16.2	15.0	15.6	15.0
Amortization of tools and molds	0.9	1.9	1.0	1.7
Cost of sales	72.4	71.6	73.4	70.4
Gross profit	27.6	28.4	26.6	29.6
Direct selling expenses	3.1	5.6	3.4	6.7
General and administrative expenses	13.4	20.7	16.1	22.7
Depreciation and amortization	0.3	0.5	0.3	0.6
Selling, general and administrative expenses	16.8	26.8	19.8	30.0
Intangibles impairment	0.1	—	0.1	—
Income (loss) from operations	10.7	1.6	6.7	(0.4)
Other income (expense), net	0.1	0.1	—	—
Loss on debt extinguishment	—	(6.5)	—	(3.8)
Change in fair value of preferred stock derivative liability	2.7	(1.4)	1.6	(4.5)
Change in fair value of convertible senior notes	—	(3.4)	—	(6.6)
Interest income	—	—	—	—
Interest expense	(1.1)	(3.9)	(1.3)	(4.7)
Income (loss) before provision for (benefit from) income taxes	12.4	(13.5)	7.0	(20.0)
Provision for (benefit from) income taxes	0.6	(0.1)	0.4	—
Net income (loss)	11.8	(13.4)	6.6	(20.0)
Net income (loss) attributable to non-controlling interests	(0.2)	—	(0.1)	—
Net income (loss) attributable to JAKKS Pacific, Inc.	12.0%	(13.4)%	6.7%	(20.0)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2022	2021	2022	2021
Net Sales
Toys/Consumer Products	$148,860	$81,538	$259,983	$161,413
Costumes	71,562	30,814	81,320	34,782
	220,422	112,352	341,303	196,195
Cost of Sales
Toys/Consumer Products	105,740	55,977	188,706	110,169
Costumes	53,792	24,478	61,790	28,035
	159,532	80,455	250,496	138,204
Gross Profit
Toys/Consumer Products	43,120	25,561	71,277	51,244
Costumes	17,770	6,336	19,530	6,747
	$60,890	$31,897	$90,807	$57,991

Comparison of the Three Months Ended June 30, 2022 and 2021

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $148.9 million for the three months ended June 30, 2022 compared to $81.5 million for the prior year period, representing an increase of $67.4 million, or 82.7%. The Doll/Dress-Up/Nurturing Play and Action Play and Collectibles division sales increased, led by Disney Encanto™ and Sonic the Hedgehog®. Some of the increase in sales was related to convincing customers to place FOB orders earlier in the year in lieu of domestic orders later in the year, in order to get ahead of possible supply chain issues experienced a year ago, and to take advantage of the larger customers’ scale in the area of import logistics infrastructures.

Costumes. Net sales of our Costumes segment were $71.6 million for the three months ended June 30, 2022 compared to $30.8 million for the prior year period, representing an increase of $40.8 million, or 132.5%. Similar to the Toys/Consumer Products segment, some of the increase in sales was related to earlier customer shipments to get ahead of possible supply chain issues experienced a year ago.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $105.7 million, or 71.0% of related net sales for the three months ended June 30, 2022 compared to $56.0 million, or 68.7% of related net sales for the prior year period, representing an increase of $49.7 million, or 88.8%. The increase in dollars is related to higher overall sales. The increase as a percentage of net sales, year over year, is due to a higher average royalty rate and higher freight costs, slightly offset by lower product costs.

Costumes. Cost of sales of our Costumes segment was $53.8 million, or 75.1% of related net sales for the three months ended June 30, 2022, compared to $24.5 million, or 79.5% of related net sales for the prior year period, representing an increase in dollars of $29.3 million, or 119.6%. The increase in dollars is related to higher overall sales. The decrease as a percentage of net sales was driven by lower product costs and a lower average royalty rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $36.9 million for the three months ended June 30, 2022 compared to $30.1 million for the prior year period constituting 16.8% and 26.8% of net sales, respectively. Selling, general and administrative expenses increased as a result of higher payroll costs.

Interest Expense

Interest expense was $2.3 million for the three months ended June 30, 2022, as compared to $4.4 million in the prior year period. During the three months ended June 30, 2022, we incurred interest expense of $2.0 million related to our 2021 BSP Term Loan and $0.3 million related to our revolving credit facility. During the three months ended June 30, 2021, we incurred interest expense of $3.0 million related to our 2019 Recap Term Loan, $0.9 million related to our 2021 BSP Term Loan, $0.3 million related to our convertible senior notes due in 2023 and $0.2 million related to our revolving credit facility.

Provision for (Benefit From) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $1.3 million, or an effective tax rate of 4.8%, for the three months ended June 30, 2022. During the comparable period in 2021, our income tax benefit was $0.1 million, or an effective tax rate of 0.7%.

Comparison of the Six Months Ended June 30, 2022 and 2021

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $260.0 million for the six months ended June 30, 2022 compared to $161.4 million for the prior year period, representing an increase of $98.6 million, or 61.1%. The Doll/Dress-Up/Nurturing Play and Action Play and Collectibles division sales increased, led by Disney Encanto™ and Sonic the Hedgehog®. Some of the increase in sales was related to convincing customers to place FOB orders earlier in the year in lieu of domestic orders later in the year, in order to get ahead of possible supply chain issues experienced a year ago, and to take advantage of the larger customers’ scale in the area of import logistics infrastructures.

Costumes. Net sales of our Costumes segment were $81.3 million for the six months ended June 30, 2022 compared to $34.8 million for the prior year period, representing an increase of $46.5 million, or 133.6%. Some of the increase in sales was related to earlier customer shipments to get ahead of possible supply chain issues experienced a year ago.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $188.7 million, or 72.6% of related net sales for the six months ended June 30, 2022 compared to $110.2 million, or 68.3% of related net sales for the prior year period, representing an increase of $78.5 million, or 71.2%. The increase in dollars is related to higher overall sales. The increase as a percentage of net sales, year over year, is due to higher freight costs and a higher average royalty rate.

Costumes. Cost of sales of our Costumes segment was $61.8 million, or 76.0% of related net sales for the six months ended June 30, 2022, compared to $28.0 million, or 80.5% of related net sales for the prior year period, representing an increase in dollars of $33.8 million, or 120.7%. The increase in dollars is related to higher overall sales. The decrease as a percentage of net sales was driven by lower product costs and a lower average royalty rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $67.6 million for the six months ended June 30, 2022 compared to $58.9 million for the prior year period constituting 19.8% and 30.0% of net sales, respectively. Selling, general and administrative expenses increased as a result of higher payroll costs.

Interest Expense

Interest expense was $4.5 million for the six months ended June 30, 2022, as compared to $9.2 million in the prior year period. During the six months ended June 30, 2022, we incurred interest expense of $4.0 million related to our 2021 BSP Term Loan and $0.5 million related to our revolving credit facility. During the six months ended June 30, 2021, we incurred interest expense of $7.3 million related to our 2019 Recap Term Loan, $0.9 million related to our 2021 BSP Term Loan, $0.6 million related to our convertible senior notes due in 2023, and $0.4 million related to our revolving credit facility.

Provision for (Benefit From) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $1.8 million, or an effective tax rate of 7.3%, for the six months ended June 30, 2022. During the comparable period in 2021, our income tax benefit was $12,000, or an effective tax rate of 0.0%.

Seasonality and Backlog

The retail toy industry is inherently seasonal. Generally, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first quarters. Our working capital needs have been highest during the second and third quarters as we make royalty advance payments for some of our licenses and buy and sell inventory subject to customer payment terms. The pandemic has somewhat disrupted historical industry seasonality. Consumer demand for certain product categories has surged during this time. Surges in consumer demand have also strained the supply-chain, lengthening the amount of time it takes to move products from factory to warehouse to customers. Customers have also had increased challenges in managing their inventory levels, resulting in either out-of-stock or over-supply scenarios, depending on the product category and product line.

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

Liquidity and Capital Resources

As of June 30, 2022, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $116.7 million, compared to $114.5 million as of December 31, 2021, representing an increase in working capital of $2.2 million during the six-month period ended June 30, 2022.

Operating activities provided net cash of $36.5 million during the six months ended June 30, 2022, as compared to net cash used of $18.5 million in the prior year period. The increase in net cash provided by operating activities year-over-year is primarily due to a higher net income, an increase in accounts payable due to higher inventory purchases, an increase in accrued expenses primarily due to higher royalty accruals, partially offset by a higher inventory balance, a higher accounts receivable balance due to higher sales, and lower non-cash charges related to valuation adjustments for our convertible senior notes and preferred stock derivative liability. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of June 30, 2022, these agreements required future aggregate minimum royalty guarantees of $86.4 million exclusive of $3.2 million in advances already paid. Of this $86.4 million future minimum royalty guarantee, $29.9 million is due over the next twelve months.

Investing activities used net cash of $5.3 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Financing activities used net cash of $11.5 million and $32.5 million for the six months ended June 30, 2022 and 2021, respectively. The cash used in financing activities during the six months ended June 30, 2022, primarily consists of the repayment of our 2021 BSP Term Loan of $10.9 million, and the repurchase of common stock for employee tax withholding of $0.6 million. The cash used in financing activities during the six months ended June 30, 2021 of $32.5 million consists of the repayment of our 2019 Recap Term Loan of $125.8 million, as well as, debt issuance costs of $2.8 million incurred in connection with the refinancing of our debt (see Note 5 – Debt), partially offset by the net proceeds from the issuance of our 2021 BSP Term Loan of $96.3 million.

As of June 30, 2022, we have $87.6 million of outstanding indebtedness under our first-lien secured term loan (the “2021 BSP Term Loan Agreement”) and we have no outstanding indebtedness under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $17.2 million in letters of credit.

The First Lien Term Loan Facility Credit Agreement (the “2021 BSP Term Loan Agreement”) and the Credit Agreement with JPMorgan Chase Bank, N.A., as agent and lender (the “JPMorgan ABL Credit Agreement”) each contain negative covenants that, subject to certain exceptions, limit our ability and our subsidiaries ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The terms of the 2021 BSP Term Loan Agreement also require us to maintain a Net Leverage Ratio of 4:00x, with step-downs occurring each fiscal year starting with the quarter ending March 31, 2022 through the quarter ending September 30, 2024 in which we are required to maintain a Net Leverage Ratio of 3:00x. On April 26, 2022, we entered into a First Amendment to the 2021 BSP Term Loan Agreement, to provide, among other things, that we must maintain Qualified Cash of at least: (a) at all times after the Closing Date and prior to the First Amendment Effective Date, $20.0 million; (b) at all times during the period commencing on the First Amendment Effective Date through and including June 30, 2022, $15.0 million; and (c) at all times on and after July 1, 2022, through September 30, 2022, $17.5 million; provided, however, that if the Total Net Leverage Ratio exceeded 1.75:1.00 as of the last day of the most recently ended month for which financial statements were required to have been delivered, then the amount set forth in this clause shall be increased to $20.0 million. Notwithstanding the foregoing, the Applicable Minimum Cash Amount shall be reduced by $1.0 million for every $5.0 million principal prepayment or repayment of the Term Loans following the First Amendment Effective Date; provided however, that, the Applicable Minimum Cash Amount shall in no event be reduced below $15.0 million.

On June 27, 2022, as permitted by the terms within the 2021 BSP Term Loan Agreement, we made a voluntary fee-free $10.0 million prepayment towards the outstanding principal amount of the 2021 BSP Term Loan.

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

We were in compliance with the financial covenants under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement as of June 30, 2022.

See Note 5 – Debt and Note 6 – Credit Facilities for additional information pertaining to our Debt and Credit Facilities.

As of June 30, 2022 and December 31, 2021, we held cash and cash equivalents, including restricted cash, of $62.3 million and $45.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $53.5 million and $30.7 million as of June 30, 2022 and December 31, 2021, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of June 30, 2022.

On July 1, 2022, we filed a Form S-3 shelf registration statement (File No. 333-266009) with the SEC to register for future issuances, from time to time, up to 2,000,000 shares of common stock, in one or more offerings in amounts, at prices and on the terms that we will determine at the time of the offering. On August 1, 2022, the SEC declared the Form S-3 shelf registration filed by us to be effective.

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

As of June 30, 2022 off-balance sheet arrangements include letters of credit issued by JPMorgan of $17.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our BSP Term Loan (see Note 5 – Debt) and our 2021 JPMorgan ABL Facility (see Note 6 – Credit Facilities). As of June 30, 2022, we have $87.6 million of outstanding indebtedness under our BSP Term Loan which is due June 2027 with interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. Borrowings under our JPMorgan ABL Facility bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). Borrowings under the BSP Term Loan and 2021 JPMorgan ABL Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the six-month period ended June 30, 2022, the maximum amount borrowed under the revolving credit facility was $13.0 million and the average amount of borrowings outstanding was $0.8 million. As of June 30, 2022, the amount of total borrowings outstanding under the revolving credit facility was nil.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to, and certain of our property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of our business. We accrue for losses when the loss is deemed probable and the liability can reasonably be estimated. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to the pending litigation and revise our estimates.

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
10.1*

First Amendment to First Lien Term Loan Facility Credit Agreement, dated as of April 26, 2022, by and among JAKKS Pacific, Inc. and its subsidiaries parties thereto as borrowers, the lenders party thereto, as lenders, and BSP Agency, LLC, as agent (1)

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

(1)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 2, 2022 and incorporated herein by reference.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: August 10, 2022	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)