Form 10-Q
period 2022-09-30
JAKKS PACIFIC INC
filed 2022-11-14
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-28104

JAKKS Pacific, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 9,723,534 as of November 14, 2022.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2022

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Condensed Consolidated Statements of Stockholders' Equity (Deficit)	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	33

Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

Assets	September 30, 2022	December 31, 2021
	(Unaudited)
Current assets
Cash and cash equivalents	$76,418	$44,521
Restricted cash	178	811
Accounts receivable, net of allowance for doubtful accounts of $2,922 and $2,626 at September 30, 2022 and December 31, 2021, respectively	204,856	147,394
Inventory	109,171	83,954
Prepaid expenses and other assets	11,124	10,877
Total current assets	401,747	287,557
Property and equipment
Office furniture and equipment	11,980	11,967
Molds and tooling	113,145	103,102
Leasehold improvements	6,793	6,876
Total	131,918	121,945
Less accumulated depreciation and amortization	116,558	108,796
Property and equipment, net	15,360	13,149
Operating lease right-of-use assets, net	22,154	16,950
Other long-term assets	2,516	2,993
Intangible assets, net	254	1,015
Goodwill	35,083	35,083
Trademarks	—	300
Total assets	$477,114	$357,047
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$77,126	$50,237
Accounts payable – Meisheng (related party)	28,301	15,894
Accrued expenses	73,723	47,071
Reserve for sales returns and allowances	59,216	46,285
Income taxes payable	14,084	1,004
Short-term operating lease liabilities	10,515	10,477
Short-term debt, net	2,475	2,104
Total current liabilities	265,440	173,072
Long-term operating lease liabilities	12,555	8,039
Debt, non-current portion, net of issuance costs and debt discounts	65,195	93,415
Preferred stock derivative liability	23,347	21,282
Income taxes payable	66	215
Deferred income taxes, net	53	51
Total liabilities	366,656	296,074

Preferred stock accrued dividends, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	4,128	3,074

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,723,534 and 9,520,817 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	274,040	272,941
Accumulated deficit	(149,987)	(203,431)
Accumulated other comprehensive loss	(18,594)	(12,952)
Total JAKKS Pacific, Inc. stockholders' equity	105,469	56,568
Non-controlling interests	861	1,331
Total stockholders' equity	106,330	57,899
Total liabilities, preferred stock and stockholders' equity	$477,114	$357,047

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2022	2021	2022	2021
Net sales	$322,998	$236,957	$664,301	$433,152
Cost of sales:
Cost of goods	174,334	126,095	368,242	231,633
Royalty expense	52,868	32,251	106,262	61,546
Amortization of tools and molds	3,885	3,687	7,079	7,058
Cost of sales	231,087	162,033	481,583	300,237
Gross profit	91,911	74,924	182,718	132,915
Direct selling expenses	8,397	10,729	20,137	23,817
General and administrative expenses	29,400	26,846	84,067	71,450
Depreciation and amortization	373	606	1,547	1,807
Selling, general and administrative expenses	38,170	38,181	105,751	97,074
Intangibles impairment	—	—	300	—
Income from operations	53,741	36,743	76,667	35,841
Other income (expense), net	251	129	520	256
Change in fair value of preferred stock derivative liability	(7,449)	(99)	(2,065)	(9,013)
Change in fair value of convertible senior notes	—	(3,651)	—	(16,495)
Gain on loan forgiveness	—	6,206	—	6,206
Loss on debt extinguishment	—	—	—	(7,351)
Interest income	55	4	64	10
Interest expense	(4,350)	(2,658)	(8,889)	(11,903)
Income (loss) before provision for income taxes	42,248	36,674	66,297	(2,449)
Provision for income taxes	11,572	298	13,323	286
Net income (loss)	30,676	36,376	52,974	(2,735)
Net income (loss) attributable to non-controlling interests	(17)	42	(470)	101
Net income (loss) attributable to JAKKS Pacific, Inc.	$30,693	$36,334	$53,444	$(2,836)
Net income (loss) attributable to common stockholders	$30,336	$35,998	$52,390	$(3,829)
Earnings (loss) per share - basic	$3.13	$4.08	$5.44	$(0.56)
Shares used in earnings (loss) per share - basic	9,695	8,823	9,624	6,820
Earnings (loss) per share - diluted	$2.96	$3.97	$5.18	$(0.56)
Shares used in earnings (loss) per share - diluted	10,260	9,073	10,111	6,820
Comprehensive income (loss)	$27,847	$35,891	$47,332	$(2,898)
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$27,864	$35,849	$47,802	$(2,999)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

Three and Nine Months Ended September 30, 2022
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.		Total
		Additional		Other	Stockholders'	Non-	Stockholders'
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Equity
	Stock	Capital	Deficit	Loss	(Deficit)	Interests	(Deficit)
Balance, December 31, 2021	$10	$272,941	$(203,431)	$(12,952)	$56,568	$1,331	$57,899
Share-based compensation expense	—	870	—	—	870	—	870
Repurchase of common stock for employee tax withholding	—	(644)	—	—	(644)	—	(644)
Preferred stock accrued dividends	—	(346)	—	—	(346)	—	(346)
Net income (loss)	—	—	(3,809)	—	(3,809)	(100)	(3,909)
Foreign currency translation adjustment	—	—	—	(662)	(662)	—	(662)
Balance, March 31, 2022	10	272,821	(207,240)	(13,614)	51,977	1,231	53,208
Share-based compensation expense	—	1,155	—	—	1,155	—	1,155
Preferred stock accrued dividends	—	(351)	—	—	(351)	—	(351)
Net income (loss)	—	—	26,560	—	26,560	(353)	26,207
Foreign currency translation adjustment	—	—	—	(2,151)	(2,151)	—	(2,151)
Balance, June 30, 2022	10	273,625	(180,680)	(15,765)	77,190	878	78,068
Share-based compensation expense	—	1,411	—	—	1,411	—	1,411
Repurchase of common stock for employee tax withholding	—	(639)	—	—	(639)	—	(639)
Preferred stock accrued dividends	—	(357)	—	—	(357)	—	(357)
Net income (loss)	—	—	30,693	—	30,693	(17)	30,676
Foreign currency translation adjustment	—	—	—	(2,829)	(2,829)	—	(2,829)
Balance, September 30, 2022	$10	$274,040	$(149,987)	$(18,594)	$105,469	$861	$106,330

Three and Nine Months Ended September 30, 2021
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.		Total
		Additional		Other	Stockholders'	Non-	Stockholders'
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Equity
	Stock	Capital	Deficit	Loss	(Deficit)	Interests	(Deficit)
Balance, December 31, 2020	$6	$221,590	$(197,423)	$(12,446)	$11,727	$1,211	$12,938
Share-based compensation expense	—	382	—	—	382	—	382
Repurchase of common stock for employee tax withholding	—	(164)	—	—	(164)	—	(164)
Conversion of convertible senior notes	—	5,631	—	—	5,631	—	5,631
Preferred stock accrued dividends	—	(326)	—	—	(326)	—	(326)
Net income (loss)	—	—	(24,086)	—	(24,086)	35	(24,051)
Foreign currency translation adjustment	—	—	—	(58)	(58)	—	(58)
Balance, March 31, 2021	6	227,113	(221,509)	(12,504)	(6,894)	1,246	(5,648)
Share-based compensation expense	—	383	—	—	383	—	383
Conversion of convertible senior notes	1	14,240	—	—	14,241	—	14,241
Preferred stock accrued dividends	—	(331)	—	—	(331)	—	(331)
Net income (loss)	—	—	(15,084)	—	(15,084)	24	(15,060)
Foreign currency translation adjustment	—	—	—	380	380	—	380
Balance, June 30, 2021	7	241,405	(236,593)	(12,124)	(7,305)	1,270	(6,035)
Share-based compensation expense	—	615	—	—	615	—	615
Conversion of convertible senior notes	2	30,884	—	—	30,886	—	30,886
Preferred stock accrued dividends	—	(336)	—	—	(336)	—	(336)
Net income	—	—	36,334	—	36,334	42	36,376
Foreign currency translation adjustment	—	—	—	(485)	(485)	—	(485)
Balance, September 30, 2021	$9	$272,568	$(200,259)	$(12,609)	$59,709	$1,312	$61,021

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	(Unaudited)
	2022	2021
Cash flows from operating activities
Net income (loss)	$52,974	$(2,735)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	362	(882)
Depreciation and amortization	8,626	8,865
Payment-in-kind interest	—	1,625
Write-off and amortization of debt discount	776	1,325
Write-off and amortization of debt issuance costs	597	1,181
Share-based compensation expense	3,436	1,380
Gain on disposal of property and equipment	(46)	(67)
Gain on loan forgiveness	—	(6,206)
Loss on debt extinguishment	—	7,351
Intangibles impairment	300	—
Deferred income taxes	2	—
Change in fair value of convertible senior notes	—	16,495
Change in fair value of preferred stock derivative liability	2,065	9,013
Changes in operating assets and liabilities:
Accounts receivable	(57,824)	(106,054)
Inventory	(25,217)	(51,154)
Prepaid expenses and other assets	(7)	5,830
Accounts payable	24,666	46,459
Accounts payable - Meisheng (related party)	12,687	17,350
Accrued expenses	26,652	18,876
Reserve for sales returns and allowances	12,931	5,583
Income taxes payable	12,931	(581)
Other liabilities	(650)	(596)
Total adjustments	22,287	(24,207)
Net cash provided by (used in) operating activities	75,261	(26,942)
Cash flows from investing activities
Purchases of property and equipment	(8,089)	(6,375)
Proceeds from sale of property and equipment	2	32
Net cash used in investing activities	(8,087)	(6,343)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(1,283)	(164)
Repayment of credit facility borrowings	(13,000)	—
Proceeds from credit facility borrowings	13,000	—
Repayment of 2021 BSP Term Loan	(28,985)	(248)
Net proceeds from issuance of long-term debt	—	96,306
Deferred issuance costs	—	(2,629)
Repayment of 2019 Recap Term Loan	—	(125,805)
Net cash used in financing activities	(30,268)	(32,540)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,906	(65,825)
Effect of foreign currency translation	(5,642)	(163)
Cash, cash equivalents and restricted cash, beginning of period	45,332	92,693
Cash, cash equivalents and restricted cash, end of period	$76,596	$26,705
Supplemental disclosures of non-cash financing activities:
Forgiveness of Paycheck Protection Program Loan	$-	$6,206
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,080	$1,155
Cash paid for interest	$6,862	$11,462

As of September 30, 2022, there was $4.7 million of property and equipment purchases included in accounts payable. As of September 30, 2021, there was $3.1 million of property and equipment purchases included in accounts payable.

See Notes 1, 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

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

September 30, 2022

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

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” ASU 2021-10 requires annual disclosures that are expected to increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity’s financial statements. The provisions of ASU 2021-10 are effective for fiscal years beginning after December 31, 2021, with early adoption permitted. The Company adopted ASU 2021-10 during the fiscal period December 31, 2021 (see Note 5 – Debt and Note 18 –Prepaid Expenses and Other Assets, for disclosures related to government assistance received by the Company). The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2022 and 2021 and as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Sales
Toys/Consumer Products	$269,607	$172,952	$529,590	$334,365
Costumes	53,391	64,005	134,711	98,787
	$322,998	$236,957	$664,301	$433,152

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income from Operations
Toys/Consumer Products	$53,643	$30,378	$74,097	$35,594
Costumes	98	6,365	2,570	247
	$53,741	$36,743	$76,667	$35,841

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Depreciation and Amortization Expense
Toys/Consumer Products	$4,139	$3,977	$8,176	$8,229
Costumes	119	316	450	636
	$4,258	$4,293	$8,626	$8,865

	September 30,	December 31,
	2022	2021
Assets
Toys/Consumer Products	$397,999	$338,266
Costumes	79,115	18,781
	$477,114	$357,047

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Long-lived Assets
United States	$19,527	$16,252
China	14,572	11,655
Hong Kong	2,343	770
United Kingdom	951	1,270
Mexico	70	79
Canada	51	73
	$37,514	$30,099

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Sales by Customer Area
United States	$253,854	$199,136	$543,388	$363,317
Europe	38,075	20,836	65,911	38,103
Canada	12,804	8,094	21,720	12,403
Latin America	9,504	4,503	15,712	8,123
Asia	4,294	2,635	8,733	6,214
Australia & New Zealand	3,941	1,490	7,014	3,927
Middle East & Africa	526	263	1,823	1,065
	$322,998	$236,957	$664,301	$433,152

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Wal-Mart	$88,954	27.5%	$56,822	24.0%	$182,345	27.5%	$113,152	26.1%
Target	75,327	23.3	67,130	28.3	176,119	26.5	120,458	27.8
Amazon	17,718	5.5	27,504	11.6	49,765	7.5	41,168	9.5
	$181,999	56.3%	$151,456	63.9%	$408,229	61.5%	$274,778	63.4%

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

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$67	$106
Finished goods	109,104	83,848
	$109,171	$83,954

As of September 30, 2022 and December 31, 2021, the inventory obsolescence reserve was $7.7 million and $4.6 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

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

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the three and nine months ended September 30, 2022, shipping and handling costs were $1.1 million and $4.8 million, respectively. For the three and nine months ended September 30, 2021, shipping and handling costs were $0.9 million and $3.0 million, respectively.

The Company’s reserve for sales returns and allowances amounted to $59.2 million as of September 30, 2022, compared to $46.3 million as of December 31, 2021.

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

September 30, 2022

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

During 2021, $24.0 million of the New Oasis Notes (including $1.2 million in PIK interest) were converted for 4,246,828 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $50.8 million. As a result of the conversions in 2021, the New Oasis Notes were fully extinguished.

The Company accounted for the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a loss of $3.7 million and $16.5 million for the three and nine months ended September 30, 2021, respectively, related to changes in the fair value of the 3.25% convertible senior notes due 2023 (see Note 16 – Fair Value Measurement).

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

Term Loan

Term loan consists of the following (in thousands):

	September 30, 2022			December 31, 2021
		Debt Discount/			Debt Discount/
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs*	Amount	Amount	Costs*	Amount
2021 BSP Term Loan	$69,520	$(1,850)	$67,670	$98,505	$(2,986)	$95,519

* The term loan was valued using the discounted cash flow method to determine the implied debt discount. The debt discount and issuance costs are amortized over the life of the term loan on a straight-line basis which approximates the effective interest method.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

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

Amounts outstanding under the 2021 BSP Term Loan bear interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. The 2021 BSP Term Loan matures in June 2027.

The 2021 BSP Term Loan Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge its assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Commencing with the fiscal quarter ending June 30, 2021, the Company is required to maintain a Net Leverage Ratio of 4:00x, with step-downs occurring each fiscal year starting with the quarter ending March 31, 2022 through the quarter ending September 30, 2024 in which the Company is required to maintain a Net Leverage Ratio of 3:00x. On April 26, 2022, the Company entered into a First Amendment to the 2021 BSP Term Loan Agreement, to provide, among other things, that the Company must maintain Qualified Cash of at least: (a) at all times after the Closing Date and prior to the First Amendment Effective Date, April 26, 2022, $20.0 million; (b) at all times during the period commencing on the First Amendment Effective Date through and including June 30, 2022, $15.0 million; and (c) at all times on and after July 1, 2022, through September 30, 2022, $17.5 million; provided, however, that if the Total Net Leverage Ratio exceeded 1.75:1.00 as of the last day of the most recently ended month for which financial statements were required to have been delivered, then the amount set forth in this clause shall be increased to $20.0 million. Notwithstanding the foregoing, the Applicable Minimum Cash Amount shall be reduced by $1.0 million for every $5.0 million principal prepayment or repayment of the Term Loans following the First Amendment Effective Date; provided however, that, the Applicable Minimum Cash Amount shall in no event be reduced below $15.0 million.

On June 27, 2022, as permitted by the terms within the 2021 BSP Term Loan Agreement, the Company made a voluntary fee-free $10.0 million prepayment towards the outstanding principal amount of the 2021 BSP Term Loan.

On September 28, 2022, as permitted by the terms within the 2021 BSP Term Loan Agreement, the Company made a voluntary $17.5 million prepayment towards the outstanding principal amount of the 2021 BSP Term Loan and incurred a $0.5 million prepayment penalty.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

The obligations under the 2021 BSP Term Loan Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens and subject to the priority lien granted under the JPMorgan ABL Credit Agreement (see Note 6 – Credit Facility).

The agent and Sole Lead Arranger under the 2021 BSP Term Loan are affiliates of an affiliate of the Company, which affiliate, at the time of refinancing, owned common stock and the 3.25% convertible senior notes due 2023 of the Company, as well as the Company’s outstanding Series A Preferred Stock.

Amortization expense classified as interest expense related to the $0.8 million of debt issuance costs associated with the issuance of the 2021 BSP Term Loan was $0.3 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. Amortization expense classified as interest expense related to the $1.0 million of debt issuance costs associated with the issuance of the 2021 BSP Term Loan was $43,533 and $57,627 for the three and nine months ended September 30, 2021.

Amortization expense classified as interest expense related to the $1.6 million debt discount associated with the issuance of the 2021 BSP Term Loan was $0.6 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. Amortization expense classified as interest expense related to the $2.3 million debt discount associated with the issuance of the 2021 BSP Term Loan was $94,164 and $124,506 for the three and nine months ended September 30, 2021.

The fair value of the Company’s 2021 BSP Term Loan is considered Level 3 fair value (see Note 16 – Fair Value Measurements for further discussion of the fair value hierarchy) and are measured using the discounted future cash flow method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a debt security with comparable risk. This assumption is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. The estimated fair value of the 2021 BSP Term Loan was $70.8 million and $97.3 million as of September 30, 2022 and December 31, 2021, respectively, compared to a carrying value of $67.7 million and $95.5 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the Company was in compliance with the financial covenants under the 2021 BSP Term Loan Agreement.

Loan under Paycheck Protection Program

On June 12, 2020, the Company received a $6.2 million loan under the Paycheck Protection Program (“PPP”) within the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP loan maturity date was June 2, 2022, and was subject to the CARES Act terms which included, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP loan allowed for prepayment at any time prior to maturity with no prepayment penalties. The PPP Loan was subject to events of default and other provisions customary for a loan of this type. A PPP loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. On September 10, 2021, the full amount of the PPP loan was forgiven. The Small Business Administration (“SBA”) may review the Company’s PPP loan forgiveness application for six years after the date of forgiveness. The Company may be subjected to penalties and repayment of the PPP loan if the SBA disagrees with the Company’s eligibilities.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

Note 6 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility (the “JPMorgan ABL Facility”). The JPMorgan ABL Credit Agreement replaced the Company’s existing asset-based revolving credit agreement, dated as of March 27, 2014 (the “Wells Fargo ABL Facility,” formerly known as the “Amended ABL Facility” in prior filings), with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility will bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026. As of September 30, 2022, the weighted average interest rate on the credit facility with JPMorgan Chase Bank was 1.88%.

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

As of September 30, 2022, the amount of outstanding borrowings was nil and the total excess borrowing availability was $46.5 million.

As of September 30, 2022, off-balance sheet arrangements include letters of credit issued by JPMorgan of $17.2 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 (i.e., JPMorgan ABL Credit Agreement) was $79,132 and $0.2 million for the three and nine months ended September 30, 2022.

As of September 30, 2022, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement.

Note 7 — Income Taxes

The Company’s income tax expense of $11.6 million for the three months ended September 30, 2022, reflects an effective tax rate of 27.4%. The Company’s income tax expense of $0.3 million for the three months ended September 30, 2021, reflects an effective tax rate of 0.8%. The tax expense for the three months ended September 30, 2022, primarily relates to U.S. and foreign income taxes, and discrete items. The tax expense for the three months ended September 30, 2021 primarily relates to foreign income taxes and discrete items.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

The Company’s income tax expense of $13.3 million for the nine months ended September 30, 2022 reflects an effective tax rate of 20.1%. The Company’s income tax expense of $0.3 million for the nine months ended September 30, 2021 reflects an effective tax rate of (11.7%). The majority of the tax expense for the nine months ended September 30, 2022 relates to U.S. and foreign income taxes, and discrete items. The majority of the tax expense for the nine months ended September 30, 2021 relates to foreign income taxes and discrete items.

Note 8 — Earnings (Loss) Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings (loss) per share - basic and diluted	2022	2021	2022	2021
Net income (loss)	$30,676	$36,376	$52,974	$(2,735)
Net income (loss) attributable to non-controlling interests	(17)	42	(470)	101
Net income (loss) attributable to JAKKS Pacific, Inc.	30,693	36,334	53,444	(2,836)
Preferred stock dividend *	357	336	1,054	993
Net income (loss) attributable to common stockholders **	$30,336	$35,998	$52,390	$(3,829)
Weighted average common shares outstanding - basic	9,695	8,823	9,624	6,820
Earnings (loss) per share available to common stockholder- basic	$3.13	$4.08	$5.44	$(0.56)
Weighted average common shares outstanding - diluted	10,260	9,073	10,111	6,820
Earnings (loss) per share available to common stockholder- diluted	$2.96	$3.97	$5.18	$(0.56)

* The 200,000 shares issued and outstanding are non-participating.

** Net income (loss) attributable to common stockholders was computed by deducting preferred dividends of $0.4 million and $1.1 million for the three and nine months ended September 30, 2022, respectively. Net income (loss) attributable to common stockholders was computed by deducting preferred dividends of $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively.

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units and convertible debt to the extent they are dilutive). For the three and nine months ended September 30, 2021, the convertible senior notes interest and related weighted common share equivalent of 409,589 and 2,412,419, respectively, were excluded from the diluted earnings per share calculation since they would have been anti-dilutive. No restricted stock units were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2022. Potentially dilutive restricted stock awards and units of 499,584 for the nine months ended September 30, 2021, were excluded from the computation of diluted loss per share since they would have been anti-dilutive. No restricted stock units were excluded from the computation of diluted earnings per share for the three months ended September 30, 2021.

Note 9 — Common Stock and Preferred Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

During 2021, certain employees, including two executive officers, surrendered an aggregate of 32,846 shares of restricted stock for $0.2 million to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 93,352 shares of restricted stock granted in 2018 with a value of approximately $0.5 million was forfeited during 2021.

During 2022, certain employees, including two executive officers, surrendered an aggregate of 105,758 shares of restricted stock units for $1.3 million to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 11,480 shares of restricted stock granted in 2019 with a value of approximately $0.1 million was forfeited during 2022.

No dividend was declared or paid in the three and nine months ended September 30, 2022 and 2021.

Redeemable Preferred Stock

On August 9, 2019, in connection with the Recapitalization Transaction (see Note 5 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of September 30, 2022 and December 31, 2021, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends have been declared or paid. For the three and nine months ended September 30, 2022, the Company recorded $0.4 million and $1.1 million, respectively, of preferred stock dividends as an increase in the value of the Series A Preferred Stock. For the three and nine months ended September 30, 2021, the Company recorded $0.3 million and $1.0 million, respectively, of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

September 30, 2022

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

The embedded redemption upon a change of control must be accounted for separately from the Series A Preferred Stock. The redemption provision specifies if certain events that constitute a change of control occur, the Company may be required to settle the Series A Preferred Stock at 150% of its accreted amount. Accordingly, the redemption provision meets the definition of a derivative, and its economic characteristics are not considered clearly and closely related to the economic characteristics of the Series A Preferred Stock, and is more akin to a debt instrument than equity.

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

Accordingly, these two embedded derivatives are accounted for separately from the Series A Preferred Stock at fair value.

As of September 30, 2022, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $4.1 million, and the redemption provision, as a bifurcated derivative, is recorded as a long-term liability with an estimated value of $23.3 million. As of December 31, 2021, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $3.1 million, and the redemption provision, as a bifurcated derivative, is recorded as a long-term liability with an estimated value of $21.3 million.

As of September 30, 2022, the Series A Preferred Stock had a carrying value of $24.1 million, and a liquidation value of $36.2 million. As of December 31, 2021, the Series A Preferred Stock had a carrying value of $23.1 million, and a liquidation value of $34.6 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2022	2021
Balance, January 1,	$3,074	$1,740
Preferred stock accrued dividends	346	326
Balance, March 31,	3,420	2,066
Preferred stock accrued dividends	351	331
Balance, June 30,	3,771	2,397
Preferred stock accrued dividends	357	336
Balance, September 30,	$4,128	$2,733

Note 10 — Joint Ventures

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., Ltd., (“MC&C”) for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the loss was $17,000 and $470,000 for the three and nine months ended September 30, 2022, respectively. The non-controlling interest’s share of the income was $42,000 and $101,000 for the three and nine months ended September 30, 2021, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for the three and nine months ended September 30, 2022 and 2021 was nil.

Note 11 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

Based on the Company’s April 1 annual Step 1 assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the nine months ended September 30, 2022 and September 30, 2021.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of September 30, 2022 and December 31, 2021 include the following (in thousands, except for weighted useful lives):

		September 30, 2022			December 31, 2021
	Weighted	Gross	Accumulated		Gross	Accumulated
	Useful	Carrying	Amortization/	Net	Carrying	Amortization/	Net
	Lives	Amount	Write-off	Amount	Amount	Write-off	Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(20,130)	$—	$20,130	$(20,130)	$—
Product lines	10.36	33,858	(33,604)	254	33,858	(32,843)	1,015
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(60,086)	$254	$60,340	$(59,325)	$1,015

	September 30, 2022			December 31, 2021
	Gross			Gross
	Carrying	Impairment	Net	Carrying	Impairment	Net
	Amount	Charge	Amount	Amount	Charge	Amount

Unamortized Intangible Assets:
Trademarks	$300	$(300)	$-	$300	$-	$300

Note 13 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$30,676	$36,376	$52,974	$(2,735)
Other comprehensive income
Foreign currency translation adjustment	(2,829)	(485)	(5,642)	(163)
Comprehensive income (loss)	27,847	35,891	47,332	(2,898)
Less: Comprehensive income (loss) attributable to non-controlling interests	(17)	42	(470)	101
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$27,864	$35,849	$47,802	$(2,999)

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

September 30, 2022

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

The following table summarizes the total share-based compensation expense recognized for the three and nine months ended September 30, 2022 and 2021 (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Share-based compensation expense	$1,411	$615	$3,436	$1,380

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the nine months ended September 30, 2022 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	1,073,902	$8.62
Granted	601,613	15.79
Vested	(308,499)	8.75
Forfeited	(149,238)	14.70
Outstanding, September 30, 2022	1,217,778	11.39

As of September 30, 2022, there was $12.3 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.

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

September 30, 2022

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

The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements
		as of September 30, 2022
	Carrying Amount as of
	September 30, 2022	Level 1	Level 2	Level 3
Preferred stock derivative liability	$23,347	$—	$—	$23,347

		Fair Value Measurements
		as of December 31, 2021
	Carrying Amount as of
	December 31, 2021	Level 1	Level 2	Level 3
Preferred stock derivative liability	$21,282	$—	$—	$21,282

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Preferred stock derivative liability	2022	2021
Balance, January 1,	$21,282	$8,062
Change in fair value	2,065	9,013
Balance, September 30,	$23,347	$17,075

3.25% convertible senior notes due in 2023	2022	2021
Balance, January 1,	$—	$34,134
Conversion of convertible senior notes	—	(50,759)
Change in fair value	—	16,495
PIK interest	—	312
Balance, September 30,	$—	$182

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

September 30, 2022

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

Note 17 — Related Party Transactions

In November 2014, the Company entered into a joint venture with MC&C for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China (see Note 10 – Joint Ventures).

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited, a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows (see Note 10 – Joint Ventures).

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

Meisheng also serves as a significant manufacturer of the Company. For the three and nine months ended September 30, 2022, the Company made inventory-related payments to Meisheng of approximately $43.6 million and $109.3 million, respectively. For the three and nine months ended September 30, 2021, the Company made inventory-related payments to Meisheng of approximately $33.1 million and $62.3 million, respectively. As of September 30, 2022 and December 31, 2021, amounts due to Meisheng for inventory received by the Company, but not paid totaled $28.3 million and $15.9 million, respectively.

A director of the Company is a director at Benefit Street Partners, who owns 145,788 shares of the Series A Preferred Stock (see Note 9 – Common Stock and Preferred Stock). As of September 30, 2022, a division of Benefit Street Partners held $69.5 million in principal amount of the 2021 BSP Term Loan (see Note 5 - Debt).

Note 18 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$5,014	$4,151
Government-funded COVID-19 relief	2,619	2,390
Income taxes receivable	2,235	1,527
Royalty advances	1,136	2,619
Other assets	120	190
Prepaid expenses and other assets	$11,124	$10,877

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

Note 19 — Subsequent Events

Sales Agreement

On October 26, 2022, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., (the “Agent”), pursuant to which the Company may, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $75.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement.

The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that the Company will sell any shares of common stock under the Sales Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place. The Company and the Agent may each terminate the Sales Agreement at any time upon specified prior written notice. As of November 14, 2022, the Company has not sold any shares of its common stock under the Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and notes thereto, which appear elsewhere herein.

Explanatory Note

As of the date of filing of this Quarterly Report on Form 10-Q (this “Report”), there continue to be uncertainties regarding the Novel Coronavirus (“COVID-19”) pandemic (“the pandemic”), including the scope of health issues, the duration of the pandemic, and the continuing local and worldwide social, and economic disruption. To date, the pandemic has had far-reaching impacts on many aspects of the operations of JAKKS Pacific, Inc. (the “Company,” “we,” “our” or “us”), including on consumer behavior, customer store traffic, production capabilities, timing of product availability, our employees’ personal and business lives, and the market generally. The scope and nature of these impacts continue to evolve each day. The pandemic has resulted in, and may continue to result in, regional and local quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, adverse impacts on our business, financial condition and results of operations. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

We expect to continue to assess the evolving impact of the pandemic on our customers, consumers, employees, supply chain, and operations, and intend to make adjustments to our responses accordingly. However, the extent to which the pandemic and our precautionary measures in response thereto may impact our business, financial condition, and results of operations will depend on how the pandemic and its impact continues to develop in the United States and elsewhere in the world, which remains highly uncertain and cannot be predicted at this time.

The pandemic continues to have a lasting impact on household consumption and wealth. Changes in personal behavior brought on by the pandemic in combination with government spending and stimulus have created an inflationary environment in many countries around the world, the United States included. The war in Ukraine has also been disruptive to the economies of Europe in particular. Global supply chains designed for optimized efficiency with minimal slack have been challenged to react in surges and rapid declines in demand, while also accounting for spikes in factor cost inputs like labor and fuel.

In light of these uncertainties, for purposes of this report, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors, and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the pandemic and the follow-on market volatility. In addition, the disclosures contained in this report are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. For further information, see “Disclosure Regarding Forward-Looking Statements” and “Risk Factors.”

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

Critical Accounting Policies & Estimates

Our critical accounting policies and estimates are included in the 2021 Annual Report on Form 10-K and did not materially change during the first nine months of 2022.

New Accounting Pronouncements.

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	54.0	53.2	55.4	53.4
Royalty expense	16.3	13.6	16.0	14.3
Amortization of tools and molds	1.2	1.6	1.1	1.6
Cost of sales	71.5	68.4	72.5	69.3
Gross profit	28.5	31.6	27.5	30.7
Direct selling expenses	2.6	4.5	3.0	5.5
General and administrative expenses	9.1	11.3	12.7	16.5
Depreciation and amortization	0.1	0.3	0.2	0.4
Selling, general and administrative expenses	11.8	16.1	15.9	22.4
Intangibles impairment	—	—	—	—
Income from operations	16.7	15.5	11.6	8.3
Other income (expense), net	0.1	—	—	—
Change in fair value of preferred stock derivative liability	(2.3)	—	(0.3)	(2.1)
Change in fair value of convertible senior notes	—	(1.5)	—	(3.8)
Gain on loan forgiveness	—	2.6	—	1.4
Loss on debt extinguishment	—	—	—	(1.7)
Interest income	—	—	—	—
Interest expense	(1.4)	(1.1)	(1.3)	(2.7)
Income (loss) before provision for income taxes	13.1	15.5	10.0	(0.6)
Provision for income taxes	3.6	0.1	2.0	0.1
Net income (loss)	9.5	15.4	8.0	(0.7)
Net income (loss) attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to JAKKS Pacific, Inc.	9.5%	15.4%	8.0%	(0.7)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2022	2021	2022	2021
Net Sales
Toys/Consumer Products	$269,607	$172,952	$529,590	$334,365
Costumes	53,391	64,005	134,711	98,787
	322,998	236,957	664,301	433,152
Cost of Sales
Toys/Consumer Products	186,309	115,107	375,015	225,276
Costumes	44,778	46,926	106,568	74,961
	231,087	162,033	481,583	300,237
Gross Profit
Toys/Consumer Products	83,298	57,845	154,575	109,089
Costumes	8,613	17,079	28,143	23,826
	$91,911	$74,924	$182,718	$132,915

Comparison of the Three Months Ended September 30, 2022 and 2021

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $269.6 million for the three months ended September 30, 2022 compared to $173.0 million for the prior year period, representing an increase of $96.6 million, or 55.8%. The Doll/Dress-Up/Nurturing Play and Action Play and Collectibles division sales increased, led by Disney Encanto™ and Sonic the Hedgehog®.

Costumes. Net sales of our Costumes segment were $53.4 million for the three months ended September 30, 2022 compared to $64.0 million for the prior year period, representing a decrease of $10.6 million, or 16.6%. The decrease in sales was related to earlier customer shipments in the second quarter to mitigate possible supply chain issues experienced a year ago.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $186.3 million, or 69.1% of related net sales for the three months ended September 30, 2022 compared to $115.1 million, or 66.5% of related net sales for the prior year period, representing an increase of $71.2 million, or 61.9%. The increase in dollars is related to higher overall sales. The increase as a percentage of net sales, year over year, is due to a higher average royalty rate and higher freight costs, slightly offset by lower product costs.

Costumes. Cost of sales of our Costumes segment was $44.8 million, or 83.9% of related net sales for the three months ended September 30, 2022, compared to $46.9 million, or 73.3% of related net sales for the prior year period, representing a decrease in dollars of $2.1 million, or 4.5%. The decrease in dollars is related to lower overall sales. The increase as a percentage of net sales was driven by higher product cost and a higher average royalty rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $38.2 million for the three months ended September 30, 2022 compared to $38.2 million for the prior year period constituting 11.8% and 16.1% of net sales, respectively. Selling, general and administrative expenses were flat versus prior year due to lower selling costs offset by higher general and administrative costs.

Interest Expense

Interest expense was $4.4 million for the three months ended September 30, 2022, as compared to $2.7 million in the prior year period. During the three months ended September 30, 2022, we incurred interest expense of $3.4 million related to our 2021 BSP Term Loan, $0.2 million related to our revolving credit facility and $0.8 million related to other borrowing costs. During the three months ended September 30, 2021, we incurred interest expense of $2.4 million related to our 2021 BSP Term Loan, $0.2 million related to our revolving credit facility and $0.1 million related to our convertible senior notes due in 2023.

Provision For Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $11.6 million, or an effective tax rate of 27.4%, for the three months ended September 30, 2022. During the comparable period in 2021, our income tax expense was $0.3 million, or an effective tax rate of 0.8%.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $529.6 million for the nine months ended September 30, 2022 compared to $334.4 million for the prior year period, representing an increase of $195.2 million, or 58.4%. The Doll/Dress-Up/Nurturing Play and Action Play and Collectibles division sales increased, led by Disney Encanto™ and Sonic the Hedgehog®.

Costumes. Net sales of our Costumes segment were $134.7 million for the nine months ended September 30, 2022 compared to $98.8 million for the prior year period, representing an increase of $35.9 million, or 36.3%. The increase in sales was related to increased points of distribution in both the North America and International markets.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $375.0 million, or 70.8% of related net sales for the nine months ended September 30, 2022 compared to $225.3 million, or 67.4% of related net sales for the prior year period, representing an increase of $149.7 million, or 66.4%. The increase in dollars is related to higher overall sales. The increase as a percentage of net sales, year over year, is due to higher freight costs and a higher average royalty rate.

Costumes. Cost of sales of our Costumes segment was $106.6 million, or 79.1% of related net sales for the nine months ended September 30, 2022, compared to $75.0 million, or 75.9% of related net sales for the prior year period, representing an increase in dollars of $31.6 million, or 42.1%. The increase in dollars is related to higher overall sales. The increase as a percentage of net sales was driven by higher product cost and a higher average royalty rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $105.8 million for the nine months ended September 30, 2022 compared to $97.1 million for the prior year period constituting 15.9% and 22.4% of net sales, respectively. Selling, general and administrative expenses increased as a result of higher payroll costs.

Interest Expense

Interest expense was $8.9 million for the nine months ended September 30, 2022, as compared to $11.9 million in the prior year period. During the nine months ended September 30, 2022, we incurred interest expense of $7.4 million related to our 2021 BSP Term Loan, $0.5 million related to our revolving credit facility and $1.0 million related to other borrowing costs. During the nine months ended September 30, 2021, we incurred interest expense of $7.3 million related to our 2019 Recap Term Loan, $3.3 million related to our 2021 BSP Term Loan, $0.7 million related to our convertible senior notes due in 2023 and $0.6 million related to our revolving credit facility.

Provision For (Benefit From) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $13.3 million, or an effective tax rate of 20.1%, for the nine months ended September 30, 2022. During the comparable period in 2021, our income tax expense was $0.3 million, or an effective tax rate of (11.7%).

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

Liquidity and Capital Resources

As of September 30, 2022, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $135.8 million, compared to $114.5 million as of December 31, 2021, representing an increase in working capital of $21.3 million during the nine-month period ended September 30, 2022.

Operating activities provided net cash of $75.3 million during the nine months ended September 30, 2022, as compared to net cash used of $26.9 million in the prior year period. The increase in net cash provided by operating activities year-over-year is primarily due to a higher net income and lower working capital usage, partially offset by lower non-cash charges related to valuation adjustments for our convertible senior notes and preferred stock derivative liability. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of September 30, 2022, these agreements required future aggregate minimum royalty guarantees of $71.4 million exclusive of $1.1 million in advances already paid. Of this $71.4 million future minimum royalty guarantee, $25.4 million is due over the next twelve months.

Investing activities used net cash of $8.1 million and $6.3 million for the nine months ended September 30, 2022 and 2021, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Financing activities used net cash of $30.3 million and $32.5 million for the nine months ended September 30, 2022 and 2021, respectively. The cash used in financing activities during the nine months ended September 30, 2022, primarily consists of the repayment of our 2021 BSP Term Loan of $29.0 million, and the repurchase of common stock for employee tax withholding of $1.3 million. The cash used in financing activities during the nine months ended September 30, 2021 of $32.5 million consists of the repayment of our 2019 Recap Term Loan of $125.8 million, as well as, debt issuance costs of $2.6 million incurred in connection with the refinancing of our debt (see Note 5 – Debt), partially offset by the net proceeds from the issuance of our 2021 BSP Term Loan of $96.3 million.

As of September 30, 2022, we have $69.5 million of outstanding indebtedness under our first-lien secured term loan (the “2021 BSP Term Loan Agreement”) and we have no outstanding indebtedness under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $17.2 million in letters of credit.

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

On September 28, 2022, as permitted by the terms within the 2021 BSP Term Loan Agreement, we made a voluntary $17.5 million prepayment towards the outstanding principal amount of the 2021 BSP Term Loan and incurred a $0.5 million prepayment penalty.

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

We were in compliance with the financial covenants under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement as of September 30, 2022.

See Note 5 – Debt and Note 6 – Credit Facilities for additional information pertaining to our Debt and Credit Facilities.

As of September 30, 2022 and December 31, 2021, we held cash and cash equivalents, including restricted cash, of $76.6 million and $45.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $72.3 million and $30.7 million as of September 30, 2022 and December 31, 2021, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of September 30, 2022.

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

As of September 30, 2022 off-balance sheet arrangements include letters of credit issued by JPMorgan of $17.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our 2021 BSP Term Loan (see Note 5 – Debt) and our JPMorgan ABL Facility (see Note 6 – Credit Facilities). As of September 30, 2022, we have $69.5 million of outstanding indebtedness under our BSP Term Loan which is due June 2027 with interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. Borrowings under our JPMorgan ABL Facility bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). Borrowings under the 2021 BSP Term Loan and JPMorgan ABL Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the nine-month period ended September 30, 2022, the maximum amount borrowed under the revolving credit facility was $13.0 million and the average amount of borrowings outstanding was $0.8 million. As of September 30, 2022, the amount of total borrowings outstanding under the revolving credit facility was nil.

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

Item 1A. Risk Factors

Risk factors with respect to us and our business are contained in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors previously disclosed in such filing. The disclosures made in this Quarterly Report should be reviewed together with the risk factors contained therein.

Item 6. Exhibits

Number	Description
10.1	Agreement, dated as of August 3, 2022, by and among JAKKS Pacific, Inc. and holders of shares of the Company’s Series A Preferred Stock (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (2)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (2)
32.1	Section 1350 Certification of Chief Executive Officer (2)
32.2	Section 1350 Certification of Chief Financial Officer (2)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2022 and incorporated herein by reference.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: November 14, 2022	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)