Form 10-K
period 2022-12-31
JAKKS PACIFIC INC
filed 2023-04-14
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2022 of $12.66 is $69,833,332.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 9,870,927 as of April 14, 2023.

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2022

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

Company Overview

We are a leading multi-line, multi-brand toy company that designs, produces, markets, sells and distributes toys and related products, kids indoor and outdoor furniture, and other consumer products. We focus our business on acquiring or licensing well-recognized intellectual property (“IP”), trademarks and/or brand names, most with long product histories (“evergreen brands”). We seek to acquire/license these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names, and have historically acquired complementary businesses to further grow our portfolio. For accounting purposes, our products have been divided into two segments: (i) Toys/Consumer Products and (ii) Costumes. Segment information with respect to revenues, assets and profits or losses attributable to each segment is contained in Note 3 to the audited consolidated financial statements contained below in Item 8. Our products include:

●	Action figures and accessories, including licensed characters based on the Nintendo®, Sonic the Hedgehog® and Apex Legends® franchises and our own proprietary brands including Creepy Crawlers®;

●	Toy vehicles, including Xtreme Power Dozer®, Xtreme Power Dump Truck®, XPV®, Road Champs®, Fly Wheels® and AirTitans® inflatable remote-control dinosaur;

●

Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Encanto®, Disney ILY 4EVER™, Disney Frozen®, Disney Princess® and Minnie Mouse®, and infant and pre-school toys based on TV shows like PBS’s Daniel Tiger’s Neighborhood® as well as in-house brands such as Perfectly Cute® and collectable plush Ami Amis™;

●	Private label products developed exclusively for certain retail customers in various product categories;

●	Foot-to-floor ride-on products, including those based on Fisher-Price®, Nickelodeon®, and Hasbro®/Entertainment One® licenses and inflatable play environments, tents and wagons;

●

Role play, dress-up, pretend play and novelty products for boys and girls based on well-known brands and entertainment properties such as Disney Frozen®, Black & Decker®, Disney Princess®, and Disney Encanto®, as well as those based on our own proprietary brands;

●

Indoor and outdoor kids’ furniture, activity trays and tables and room décor; kiddie pools, seasonal and outdoor products, including those based on Disney® characters, Nickelodeon®, Hasbro®/Entertainment One® licenses;

●

Halloween and everyday costumes for all ages based on licensed and proprietary non-licensed brands, including Super Mario Bros.®, Microsoft’s Halo®, Disney-Pixar Toy Story®, Harry Potter®, Minions®, Sesame Street®, Power Rangers®¸ Hasbro® brands and Disney Frozen®, Disney Princess® and related Halloween accessories;

●	Outdoor activity toys including ReDo Skateboard Co.® and junior sports toys including Sky Ball® hyper-charged balls, SportsZone™ sport sets and Wave Hoop® toy hoops marketed under our Maui® brand; and

●	Board games under the brand JAKKS Wild Games™, including Temple Raider®, K.O. Corral™, and Galactic JAXX™.

We continually review the marketplace to identify and evaluate popular and evergreen brands and product categories that we believe have the potential for growth. We endeavor to generate growth within these lines by:

●	creating innovative products under our established licenses and brand names;

●	adding new items to the branded product lines that we expect will enjoy greater popularity;

●	infusing innovation and technology when appropriate to make products more appealing to today’s kids; and

●	expanding our international product offering either sold directly to retailers or via third-party distributors.

Our Business Strategy

In addition to developing our own proprietary brands, properties and marks, licensing popular IP enables us to use these high-profile marks at a lower cost than we would incur if we purchased these marks or funded the development of comparable marks on our own. Beyond the investment profile, we have an appreciation of the challenges and expertise required to break through the noise in a world filled with high-budget, content-centric consumer choices either based on well-known pre-existing IP or the even higher hurdle to launch new IP in the aforementioned marketplace. By licensing IP and trademarks from world-class brand owners and content creators, we have access to a far greater range of marks than would be available for purchase. It also helps to credibly assure licensors that we will prioritize their brands, properties and IP rather than explicitly competing with them with a broad range of self-developed content-led offerings. We also license technology developed by unaffiliated inventors and product developers to enhance the design, innovation and functionality of our products.

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, value-oriented dollar stores, toy specialty stores and wholesalers. Our two largest customers are Walmart® and Target®, which accounted for 28.4% and 25.5%, respectively, of our net sales in 2022. No other customer accounted for more than 10% of our net sales in 2022.

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

●Pursue Strategic Acquisitions. We have supplemented our internal growth with selected strategic acquisitions. Most of the product lines we market today were originally acquired via acquisition over the past 20+ years. In 2022, we evaluated several potential acquisitions although none resonated to the point of reaching an agreement.

●Acquire Additional Character and Product Licenses. We have acquired the rights to use many familiar brand and character names and logos from third parties that we use with our primary trademarks and brands. Currently, among others, we have license agreements with Nickelodeon®, Disney®, Pixar®, Marvel®, NBC Universal®, Microsoft©, Sega®, Sony®, Netflix® and WarnerMedia®, as well as with the licensors of many other popular characters. We also license IP from other toy companies for categories in which they do not offer products found within our Core Product Lines. We intend to continue to pursue new licenses from these media & entertainment companies along with other licensors. We also intend to continue to secure additional inventions and product concepts through our existing network of inventors and product developers.

●Expand International Sales. We believe that non-US markets: Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2022, our sales generated outside the United States were approximately $151.9 million, or 19.1% of total net sales. In 2020, we migrated from a distributor model to selling direct in Spain, Italy, France and Mexico. Third-party distributors remain a core component of our international business, and we are constantly assessing how to expand our mutual businesses. Although the COVID-19 pandemic had a significantly negative impact on our international business, we remain focused on international being a source of revenue growth. We currently utilize one warehouse in the United Kingdom and another in the Netherlands to support sales expansion in that region.

●Capitalize On Our Operating Efficiencies. We believe that our current infrastructure and operating model can accommodate growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

The execution of our growth strategy, however, is subject to several risks and uncertainties and we cannot assure you that we will continue to experience growth in, or maintain our present level of net sales (see “Risk Factors,” in Item 1A). For example, our growth strategy will place additional demands upon our management, operational capacity and financial resources and systems. The increased demand upon management may necessitate our recruitment and retention of additional qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our workforce. While we believe that our operational, financial and management information systems will be adequate to support our future growth, no assurance can be given they will be adequate without significant investment in our infrastructure. Failure to expand our operational, financial and management information systems or to train, motivate, manage and retain employees could have a material adverse effect on our business, financial condition and results of operations.

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

Industry Overview

According to Toy Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by China, Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $29.2 billion in 2022. We believe the two largest United States toy companies, Hasbro® and Mattel®, along with The LEGO Group (headquartered in Denmark), collectively hold a dominant share of the U.S. toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement, expansion and re-introduction of previously established products and product lines.

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

Products

We focus our business on acquiring or licensing well-recognized properties, trademarks and/or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Generally, our license agreements for products and concepts call for royalties ranging from 1% to 22% of net sales, and some may require minimum royalty guarantees and up-front or advanced royalty payments against those guarantees. Our principal products are highlighted above in our Company Overview.

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, dollar stores, toy specialty stores and wholesalers. In 2022, our two largest customers, Walmart and Target, accounted for 28.4% and 25.5%, respectively, of our net sales. No other customer accounted for more than 10% of our net sales in 2022. In 2021, our two largest customers, Walmart and Target, accounted for 26.9% and 28.4%, respectively, of our net sales. No other customer accounted for more than 10% of our net sales in 2021. We generally sell products to our customers on open account with payment terms typically varying from 30 to 90 days or, in some cases, pursuant to letters of credit. For sales outside of the United States, we may also purchase credit insurance to mitigate the risk, if any, of non-payment. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Walmart.com®, Target.com™ and Amazon.com®.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products to our customers, many of whom take title to the goods in China. These methods allow us to reduce certain operating costs and working capital requirements. We also contract the manufacture of certain products from Hong Kong Meisheng Cultural Company Limited (“Meisheng”), which involved payment to Meisheng of approximately $120.5 million and $77.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, Meisheng owns 5.4% of our outstanding common stock, and Zhao Xiaoqiang, one of our directors, is executive director of Meisheng. A portion of our sales originate in the United States, so we hold certain inventory in a US warehouse and fulfillment facility. To date, a majority of all of our sales has been to customers based in the United States. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

●	engaged representatives to oversee sales in certain foreign territories;

●	engaged distributors in certain foreign territories;

●	established direct relationships with retailers in certain foreign territories;

●	opened sales offices in Canada, Europe and Mexico; and

●	opened distribution centers in the UK and Netherlands.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $151.9 million, or 19.1% of our net sales in 2022 and approximately $108.9 million, or 17.5% of our net sales in 2021. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

Manufacturing and Supplies

Our products are currently produced by overseas third-party manufacturers, which we choose on the basis of quality, flexibility, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and the latest production technology. Substantially all of the manufacturing services performed overseas for us are paid for on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products from our manufacturers; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. The COVID-19 pandemic, in particular, created some short-term delays as manufacturing capacity both dropped during the peak of the China outbreak and then again was stretched when consumer demand for different categories of products spiked as a result of the unprecedented level of households operating under confined-to-home/social distancing guidelines. The lingering impact of the pandemic has created volatility in costs associated with the sourcing and importation of product, in particular due to changes in factor inputs (labor, oil) and market demand for services (transport). In addition, our third-party manufacturers have seen increases in foreign exchange rate exposure during this time. Currently, we have ongoing relationships with over sixty different manufacturers. We believe that alternative sources of supply are available to us although we cannot be assured that we can obtain adequate supplies of manufactured products on short notice. We may also incur costs or other losses as a result of not placing orders consistent with our forecasts for product to be manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not directly manufacture our products, we own the majority of the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dies and molds represent a substantial portion of our property and equipment with a net book value of $14.1 million and $11.6 million as of December 31, 2022 and 2021, respectively. Substantially all of these assets are located in China.

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

Competition

Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, wholly-owned brands and properties with high consumer awareness and appeal, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In many of our product lines we compete directly against one or both of two of the toy industry’s most dominant companies, Mattel® and Hasbro®. In addition, we compete in our Halloween costume lines with Rubies II. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories.

Seasonality and Backlog

In 2022, 57.1% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry and therefore it is also the least profitable quarter due to various fixed costs. Seasonality factors cause our operating results to fluctuate significantly from quarter to quarter. However, our outdoor/seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the theatrical/entertainment-led releases of licensed brands, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher-priced toy products.

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

In 2022 and 2021, a number of factors partially attributable to the COVID-19 pandemic created significant bottlenecks and supply-demand imbalances in exporting product out of Asia into the United States and Europe. These factors increased the cost of ocean freight and the cost of trucking while incurring higher expenses and penalties from product being stuck at the port awaiting inbound trucking pickup. The unpredictability of delivery times further resulted in higher warehouse handling costs as container arrival timelines proved less predictable sometimes requiring overtime labor and expansion of the short-term labor pool to cope with above-average arriving volumes. Specifically, in 2022, companies and retailers responded to the ocean freight crisis by shifting more of their importation of product to the first half of the year. These efforts created more volatility in accurately forecasting market demand. In areas where consumer demand subsequently cooled, a backlog of inventory accumulated both at retailers and in manufacturer distribution centers. These excesses in turn generated incremental costs as inventory levels exceeded normal capacity levels, and temporary price reductions were utilized to accelerated consumer demand. Finally, the longer delivery time resulted in a slower cash conversion cycle for us as the net impact was a longer holding period for finished goods inventory between manufacture and sale to customer.

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

As of December 31, 2022, we had approximately 622 employees (including temporary and seasonal employees) working in over 8 countries worldwide to create innovative products and experiences that inspire, entertain, and develop children through play, with approximately 265 employees (43% of the total workforce) located outside the U.S.

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

In 2022 with the impact of the COVID-19 pandemic, our number one priority was the health and safety of all of our employees, worldwide. The immediate and continuous response was to support a remote work environment for employees (when available and appropriate), implement enhanced protocols to provide a safe and sanitary working environment and offer on-site COVID-19 testing at no cost to employees and their dependents.

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

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend upon our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

●	the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

●	increasing use of technology, broadly, be it taking share of children’s discretionary time or otherwise;

●	shorter life cycles for individual products;

●	higher consumer expectations for product quality, functionality, price-value and environmental-impact;

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

●	the life cycles of our products will be sufficient to permit us to recover our inventory costs, and licensing, design, manufacturing, marketing and other costs associated with those products;

●	we will be able to manufacture and distribute new or current products in a timely manner to meet demand; or

●	our inclusion of new technology will result in higher sales or increased profits.

Any or all of the foregoing factors may adversely affect our business, results of operations and financial condition.

There are risks associated with our license agreements.

●	Our current licenses require us to pay minimum royalties.

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

We derive a significant portion of our net sales from a limited number of licensors, one of which accounted for over 61% of our net sales in 2022. If one or more of these licensors were to terminate or fail to renew our licenses or not grant us new licenses, our business, results of operations and financial condition could be adversely affected.

●	Our license agreements are subject to audit.

In most of our license agreements, the licensor retains the right to utilize an auditor of their choosing to audit our performance against all elements of the agreement up to some number of years after license expiration. In the event that errors or omissions were made in our normal course of business that resulted in underpayment of royalties, shipping product to an unlicensed territory or channel of distribution, or a variety of other technical infractions, we could be liable for past due royalties, accrued interest and other financial penalties as outlined in the agreement.

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

Our two largest customers, Walmart and Target, accounted for 53.9% of our net sales in 2022. Except for outstanding purchase orders for specific products, we do not have written contracts with, or commitments from, any of our customers, and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers would adversely affect our business, results of operations and financial condition. In addition, pressure by large customers seeking price reductions, financial incentives and changes in other terms of sale or for us to bear the risks and the cost of importing and carrying inventory could also adversely affect our business, results of operations and financial condition.

If one or more of our major customers were to experience difficulties in fulfilling their obligations to us resulting from bankruptcy or other deterioration in their financial condition or ability to meet their obligations, cease doing business with us, significantly reduce the amount of their purchases from us, or return substantial amounts of our products, it could have a material adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic has left many customers outside of our largest customers under varying degrees of financial distress. Customers may request extended payment terms which may require us to take on increased credit risk or to reduce or forgo sales entirely in an attempt to mitigate financial risk associated with customer bankruptcy risk.

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

We utilize At the Market Issuance Sales Agreements, pursuant to which we may offer and sell, from time to time, shares of our common stock, which may adversely affect the price of our Common Stock.

We utilize At the Market Issuance Sales Agreements (“ATM Agreements”) pursuant to which we may issue, from time to time, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that we will determine at the time of the offering. Any such sale of common stock will dilute our other equity holders and may adversely affect the market price of the common stock. Under our currently existing ATM Agreement with B. Riley, as of April 14, 2023, we have not sold any shares of the common stock.

We have an effective shelf registration statement pursuant to which we may offer and sell, from time to time, securities, which may adversely affect the price of our Common Stock.

We have on file with the SEC an effective registration statement pursuant to which we may issue, from time to time, up to an additional $75 million of securities consisting of, or any combination of, common stock, preferred stock, debt securities, warrants, rights and/or units, in one or more offerings in amounts, prices and at terms that we will determine at the time of the offering. Any such sale of stock or convertible securities will, or have the potential to, dilute our other equity holders and may adversely affect the market price of the common stock. As of April 14, 2023, we have not sold any securities pursuant to our shelf registration statement.

The agreement governing our outstanding preferred stock includes terms and conditions that may adversely impact our business and cash flows.

In August 2019, we issued a series of preferred stock with a face amount of $20.0 million. The preferred stock (i) is senior to our common stock, (ii) not convertible into common stock, (iii) earns a dividend at an annual rate of 6% (which may or may not be paid in cash), (iv) includes a liquidation preference of up to 150% of the accrued amount, and (v) included the right to elect up to two members to the Company’s Board of Directors, among other rights, terms and conditions. In addition, the series of preferred stock includes other protective rights and provisions, such as amendments to the Company’s bylaws to restrict changes that may adversely impact the rights of the preferred stockholders, engaging in businesses that are not permitted businesses, as defined, limitations on assets dispositions and entering into a change of control transaction without the approval of the preferred stockholders. Some of these rights, restrictions and other terms and conditions may prevent us from taking advantageous actions with respect to our business, result in our inability to respond effectively to competitive pressures and industry developments, and/or adversely affect our cash flows or operations. In 2022, an agreement was reached with the preferred shareholders to eliminate their ability to elect members to the Company’s Board of Directors on a going-forward basis.

We depend upon our Chief Executive Officer and any loss or interruption of his services could adversely affect our business, results of operations and financial condition.

Our success has been largely dependent upon the experience and continued services of Stephen G. Berman, our Chairman and Chief Executive Officer. Though Mr. Berman is under contract through 2026, we cannot assure you that we would be able to find an appropriate replacement for Mr. Berman should the need arise, and any loss or interruption of the services of Mr. Berman could adversely affect our business, results of operations and financial condition.

Market conditions and other third-party conduct could negatively impact our margins and implementation of other business initiatives.

Economic conditions, such as decreased consumer confidence, inflation or a recession, may adversely impact our business, results of operations and financial condition. In addition, general economic conditions were significantly and negatively affected by the September 11th terrorist attacks and could be similarly affected by any future attacks. The COVID-19 pandemic had a negative impact to our business in 2020 by disrupting consumer behavior, spending patterns and ultimately the play patterns and events that often motivate purchases of our products. Furthermore, restrictions on nearly all of our customers’ operating hours in 2020 at one point in the year or another, limited consumers’ ability to discover our products thru traditional in-store browsing and unplanned purchase. Continuation of such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could further adversely affect our sales and profitability. Other conditions, such as the unavailability of electronic components or other raw materials, for example, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Interruptions and delays in the availability of raw materials and finished goods could result from labor stoppages and strikes, the occurrence or threat of wars or similar conflicts, trade restrictions, and severe or unexpected weather conditions and other factors, any of which could adversely affect our business and the results of our operations. Significant and sustained increases in the price of oil, for example, could adversely impact the cost of the raw materials used in the manufacture of certain of our products, such as plastic, as well as ocean and over-the-road shipping costs. Increases in the costs of raw materials and shipping and other transportation costs and delays in the delivery of finished goods, if not offset by higher prices, could adversely impact our sales.

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

The COVID-19 virus was ultimately declared a global pandemic by the World Health Organization and has been spreading throughout the world, including the United States, resulting in emergency measures, including travel bans, closure of retail stores, and restrictions on gatherings of more than a maximum number of people. These outbreaks are disruptive to local economies and commercial activity, and create downward pressure on our ability to make our product line available to consumers or for consumers to purchase our products, even if our products are available. At this time, we still cannot predict with any certainty the further duration and depth of the impact in the United States or other places worldwide where we sell our products or manufacture our products. Accordingly, it is extremely challenging to estimate the extent by which we will be negatively impacted by this disease. Uncertainty surrounds the length of time this disease will continue to spread, and the extent governments will continue to impose, or add additional, quarantines, curfews, travel restrictions and closures of retail stores. In addition, even following control of the disease and the end of the pandemic, the economic dislocation caused by the disease to so many people may linger and be so significant that consumers’ focus could be directed away from consumer discretionary spending for products such as ours for an extended period of time. For all of these reasons, at this time we cannot quantify the extent of the impact this disease will have on our sales, net income and cash flows, but it could be quite significant.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday shopping season. This seasonality is exacerbated by retailers’ shifting inventory management techniques.

Sales of our products at retail are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. Further, e-commerce is growing significantly and accounts for a higher portion of the ultimate sales of our products. E-commerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional brick-and-mortar retailers. As a result, customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. For our products, a majority of retail sales for the entire year generally occur in the fourth quarter, close to the holiday season. As a consequence, the majority of our sales to our customers occur in the third and fourth quarters, as our customers do not want to maintain large on-hand inventories throughout the year ahead of consumer demand. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier. The level of inventory carried by retailers may also reduce or delay retail sales resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional products to fully meet consumer demand. Additionally, the logistics of supplying more and more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules and quality control, which also may reduce our sales and harm our results of operations. This seasonal pattern requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season, and it requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that exceed consumer demand. Our failure to accurately predict and respond to consumer demand, resulting in under-producing popular items and/or overproducing less popular items, could significantly reduce our total sales, negatively impact our cash flows, increase the risk of inventory obsolescence, and harm our results of operations and financial condition. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods, during the critical months leading up to the holiday shopping season.

The COVID-19 pandemic has also accelerated consumers’ shift to e-commerce transactions with traditional brick & mortar retailers. Some of these transactions are for “ship-to-home” purchases and some are for local pick-up by the consumer at the brick-and-mortar location. In either case, the consumer’s path to discovery of new items changes to a digital medium. It remains to be seen whether this change has a negative adverse impact on consumers’ ability to discover the breadth and depth of our product range or whether it discourages adding incremental unplanned purchases to the shopping cart. Either scenario could have a negative impact on our overall business performance.

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

In 2020, COVID-19 was an unexpected shock to the market, making the traditional Halloween experience less feasible to celebrate in its traditional manner. It had a material impact on our sales of related product. Any similar event that suddenly makes the holiday less relevant or infeasible to celebrate can and likely will have a negative impact on that segment of business. Given that securing licenses, product design and development and ultimately sourcing of the product takes place over a year in advance of the actual Halloween selling season, we have limited ability to recover invested expense if the market demand for those products were to suddenly be reduced. Although some product could be held in inventory or materials rolled forward to the next manufacturing season, these events would in turn incrementally tie up our capital and add warehousing expense until the following year at best, and/or put added strain on our third-party manufacturers.

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

Although our manufacturers bear the foreign-exchange risk by committing to USD/HKD pricing despite having non-USD/HKD cost elements, we could nonetheless be adversely impacted if they fail to manage that risk accordingly. In that event, the predictable flow of product at the prices we expect could be disrupted, and we may not have adequate time to source comparable product elsewhere in time to avoid disruptions in our selling cycle.

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

●

greater economies of scale, inclusive of purchasing power and leverage of their investments across a range of areas, inclusive but not limited to research, technology, data analytics and strategic sourcing.

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

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 19.1% of our net sales for the year ended December 31, 2022 and approximately 17.5% of our net sales for year ended December 31, 2021. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we use third-party manufacturers, located principally in China, and are subject to the risks normally associated with operations, including:

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

We are a party to lawsuits and other legal proceedings in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We cannot provide assurance that we will not be a party to additional legal proceedings in the future. To the extent legal proceedings continue for long time periods or are adversely resolved, our business, results of operations, and financial condition could be significantly harmed.

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

Our business is subject to various laws, including the Federal Hazardous Substances Act, the Consumer Product Safety Act, the Flammable Fabrics Act and the rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (“CPSC”), which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair or replace these products under certain circumstances. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

●	product liability claims;

●	loss of sales;

●	diversion of resources;

●	damage to our reputation;

●	increased warranty and insurance costs; and

●	removal of our products from the market and/or destruction of existing inventory.

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

Our growth strategy calls for us to continuously develop and diversify our toy business by acquiring other companies, entering into additional license agreements, refining our product lines, expanding into adjacent Toys/Consumer Products/Costume categories and expanding into international markets, which will place additional demands upon our management, operational capacity and financial resources and systems. The increased demand upon management may necessitate our recruitment and retention of qualified management personnel. We cannot assure that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our workforce. There can be no assurance that our operational, financial and management information systems will be adequate to support our future operations. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, results of operations and financial condition.

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

We rely extensively on information technology systems across our operations, including for management of our supply chain, sale and delivery of our products and services, reporting our results of operations, collection and storage of consumer data, data of customers, employees and other stakeholders, and various other processes and transactions. Many of these systems are managed by third-party service providers. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. In any given year, a small volume of our consumer products and services may rely on a component or element which is internet-enabled, and may be offered in conjunction with business partners or such third-party service providers. We, our business partners and third-party service providers may collect, process, store and transmit consumer data, including personal information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of our business partners’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, which could adversely affect our results of operations, result in regulatory enforcement or other litigation and could be a potential liability for us, and otherwise significantly harm our business. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products and services depends significantly on the reliability and capacity of these systems and third-party service providers.

Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party provider, such measures cannot provide absolute security. We have exposures to similar security risks faced by other large companies that have data stored on their information technology systems. In December 2022 we were the target of a ransomware attack which caused a temporary disruption in our information technology system that did not have a material adverse impact on our results of operations. We implemented and continue to implement improvements to our information technology systems to defend against and mitigate the potential impact of such attacks. There is no assurance, however, that such improvements will be successful in preventing such attacks in the future. There is also no assurance that such an event or other attacks against our information technology systems in the future might not have an adverse impact on our business, or that the exfiltration of certain sensitive employee and vendor data as a result of such attack or future events of this nature might not result in claims or litigations in the future. If our systems or our third-party service providers’ systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, human error, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, we could experience delays or decreases in product sales, and reduced efficiency of our operations. Additionally, any of these events could lead to violations of continually evolving privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose us to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect our business, and cause us to incur significant losses and remediation costs.

The COVID-19 pandemic required most of our employees to work remotely, putting unprecedented strain on our information technology resources and infrastructure. Although in 2022 we defaulted back to a more traditional on-premise work model, we continue to support a higher degree of work-from-home opportunities than we did pre-COVID-19 (“the work-from-home model”). Although our policies and procedures continue to adjust and adapt informed by our own experiences and market norms, we cannot say with certainty what level of hybrid work we will continue to support as we move forward. With that in mind, we cannot be sure how remote work may generate an increase in new and unforeseen risks of business disruption and/or increased complexity across the range of functions that comprise the Company’s daily activities. In addition, the work-from-home model may increase our vulnerability to hacking and other nefarious activities as employees adjust to new hardware/software infrastructure, resources and processes as well as close the gap created by no longer being in close physical proximity to their colleagues. Although all employees are required to use work infrastructure and our secure VPN, we cannot be completely certain that we will not have increased exposure to security considerations in this environment.

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

Our growth strategy depends, in part, upon our ability to acquire companies and new product lines. Future acquisitions, if any, may succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

●	attractiveness of products;

●	suitability of distribution channels;

●	management ability;

●	financial condition and results of operations;

●	supply-chain resilience and competitive advantage;

●	the degree to which acquired operations can be seamlessly integrated with our organization; and

●	appropriate valuation and our ability to create substantially more value post-acquisition.

We cannot assure you that we can identify attractive acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect our results of operations and our ability to sustain growth. Our acquisition strategy involves a number of risks, each of which could adversely affect our operating results, including:

●	difficulties in integrating acquired businesses or product lines, assimilating new facilities and personnel, and harmonizing diverse business strategies and methods of operation;

●	diversion of management attention from operation of our existing business;

●	loss of key personnel and institutional knowledge from acquired companies;

●	failure of an acquired business to achieve targeted financial results, inclusive of working capital needs;

●	limited capital to finance acquisitions and/or fund appropriate working capital post-acquisition; and

●	inability to maintain or secure relevant licenses to maintain or expand the net sales of acquired business.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our common stock, publishes inaccurate or unfavorable research about our business, or sets unreasonable expectations or makes erroneous assumptions about our future performance which ultimately are not achieved, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause the price of our common stock and trading volume to decline.

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

We have a valuation allowance on a portion of the deferred taxes on our books since their future realization is uncertain.

Deferred tax assets are realized by prior and future taxable income of appropriate character. Current accounting standards require that a valuation allowance be recorded if it is not likely that sufficient taxable income of appropriate character will be generated to realize the deferred tax assets. We currently believe that based on the available information, it is more likely than not that a portion of the deferred tax assets, related to capital losses, will not be realized.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net earnings.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be evaluated for impairment at least annually. At December 31, 2022, $35.1 million, or 8.7% of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations. We did not record any goodwill impairment charges during 2022, 2021, or 2020. In the future, if we do not maintain our profitability and growth targets, the carrying value of our goodwill may become impaired, resulting in impairment charges.

Item 2. Properties

The following is a listing of the principal leased offices maintained by us as of April 14, 2023

		Approximate	Lease Expiration
Property	Location	Square Feet	Date
US*
Distribution Center	City of Industry, California	800,000	April 30, 2025
Disguise Office	Poway, California	24,200	June 30, 2024
Corporate Headquarters/Showroom	Santa Monica, California	65,858	January 31, 2024

International *
Europe Office	Bracknell, United Kingdom	8,957	January 19, 2027
Hong Kong Headquarters	Kowloon, Hong Kong	18,500	June 30, 2025

* The Costumes segment is included in the properties listed above.

Item 3. Legal Proceedings

For information regarding our legal proceedings, see Item 8 “Consolidated Financial Statements and Supplementary Data Note 20 – Litigation and Contingencies.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select exchange under the symbol “JAKK.”

Security Holders

To the best of our knowledge, as of April 13, 2023, there were 79 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

Dividends

The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations and may be subject to certain restrictions pursuant to the terms of our preferred stock and under our credit facility and term loan. We currently do not anticipate paying any dividends in the foreseeable future.

Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2022 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights; and

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (c)
Equity compensation plans approved by security holders	—	—	943,633
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	943,633

Equity compensation plans approved by our stockholders consist of the 2002 Stock Award and Incentive Plan. An additional 1.0 million, 3.6 million, 2.5 million and 1.4 million shares were added to the number of total issuable shares under the Plan and approved by the Board in 2021, 2019, 2017, and 2013, respectively. Additionally, no shares of restricted stock awards remained unvested as of December 31, 2022. Disclosures with respect to equity issuable to certain of our executive officers pursuant to the terms of their employment agreements are disclosed below under Item 11.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities in the fourth quarter of 2022.

Issuer Unregistered Sale of Equity Securities

There were no issuer sales of unregistered equity securities in the fourth quarter of 2022.

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

Critical Accounting Estimates

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements, included within Item 8. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The estimates with the greatest potential effect on our results of operations and financial position include:

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is based upon management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, customer disputes and the collectability of specific customer accounts. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our operating results. Our allowance for doubtful accounts is also affected by the time at which uncollectible accounts receivable balances are actually written off. Management believes the accounting estimate related to the allowance for doubtful account is a “critical accounting policy” because significant judgement is required to evaluate the creditworthiness of its customers when estimating the collectability of its accounts receivable. In addition, the allowance requires a high degree of judgement since it involves estimation of the impact of both current and future economic factors in relation to its customers’ ability to pay amounts due to us. Significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including other selling and administrative expenses, net income and accounts receivable.

Royalties. We enter into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. These agreements may call for payment in advance or future payment of minimum guaranteed amounts. Amounts paid in advance are recorded as an asset and charged to expense when the related revenue is recognized in the consolidated statements of operations. If all or a portion of the minimum guaranteed amounts appear not to be recoverable through future use of the rights obtained under the license, the non-recoverable portion of the guaranty is charged to expense at that time. On a quarterly basis, we evaluate the recoverability of minimum guarantee amounts based on forecasted revenues to be received for the products and record a shortfall reserve for expected un-recoverable amounts. If our actual revenue generated differs from our projections, recoverability of our minimum guarantees would be impacted and could materially affect key financial measures, including gross profit, net income and prepaid assets.

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

Management’s estimates are monitored on a quarterly basis, and a further adjustment to reduce inventory to its net realizable value is recorded as an increase to cost of sales when deemed necessary under the lower of cost or net realizable value standard. Significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, net income and inventories.

Reserve for Sales Returns and Allowances. We routinely enter into arrangements with our customers to provide sales incentives, support customer promotions and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities and other specified factors such as sales to consumers. Management believes that the accounting estimates related to sales adjustments are “critical accounting policies” because significant judgment is required to estimate related accruals, such as estimating volumes of defective products to support reserves for defective merchandise and estimating future customer performance and consumer preferences that could impact the discretionary sales promotions. Significant changes in the assumptions used to develop the estimates could materially affect key financial measures, such as net sales, gross profit, net income, and reserve for sales returns and allowances.

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

Income taxes. We do not file a consolidated return for our foreign subsidiaries. We file federal and state returns and our foreign subsidiaries each file returns in their respective jurisdictions, as applicable. Deferred taxes are provided on an asset and liability method. Deferred tax assets are recognized as deductible temporary differences, operating losses, or tax credit carry-forwards. Deferred tax liabilities are recognized as taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We must assess the likelihood that we will be able to recover our deferred tax assets. Deferred tax assets are reduced by a valuation allowance, if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider all available positive and negative evidence when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses or cumulative income in previous periods and our forecast of future taxable income. We believe this to be a critical accounting policy because should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not likely, as well as decrease in the period in which the assessment of the recoverability of the deferred tax assets reverses, which could have a material impact on our results of operations.

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2022, our income tax reserves were approximately $2.9 million and relates to federal and state taxes.

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

Recent Accounting Pronouncements.

See Item 8 “Consolidated Financial Statements and Supplementary Data Note 2 - Summary of Significant Accounting Policies.”

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. A discussion of the operating results for 2020 can be found in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 16, 2022, in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

	Year Ended December 31,
	2022	2021
Net sales	100.0%	100.0%
Less: Cost of sales:
Cost of goods	56.5	55.2
Royalty expense	15.9	14.0
Amortization of tools and molds	1.1	1.3
Cost of sales	73.5	70.5
Gross profit	26.5	29.5
Direct selling expenses	4.2	6.9
General and administrative expenses	14.4	15.9
Depreciation and amortization	0.2	0.4
Selling, general and administrative expenses	18.8	23.2
Income from operations	7.7	6.3
Other income (expense), net	0.1	—
Change in fair value of preferred stock derivative liability	(0.1)	(2.1)
Change in fair value of convertible senior notes	—	(2.6)
Gain on loan forgiveness	—	1.0
Loss on debt extinguishment	—	(1.2)
Interest expense	(1.4)	(2.3)
Income (loss) before provision for (benefit from) income taxes	6.3	(0.9)
Provision for (benefit from) income taxes	(5.2)	—
Net income (loss)	11.5	(0.9)
Net income (loss) attributable to JAKKS Pacific, Inc.	11.5%	(0.9)%
Net income (loss) attributable to common stockholders	11.3%	(1.2)%

The following table summarizes, for the periods indicated, certain statement of operations data by segment (in thousands).

	Year Ended December 31,
	2022	2021
Net Sales
Toys/Consumer Products	$647,317	$513,517
Costumes	148,870	107,599
	796,187	621,116
Cost of Sales
Toys/Consumer Products	465,405	357,226
Costumes	119,496	80,933
	584,901	438,159
Gross Profit
Toys/Consumer Products	181,912	156,291
Costumes	29,374	26,666
	$211,286	$182,957

Comparison of the Years Ended December 31, 2022 and 2021

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $647.3 million in 2022, compared to $513.5 million in 2021, representing an increase of $133.8 million, or 26.1%. The increase in net sales was primarily due to higher sales of Disney Encanto™. In addition, net sales from video game properties, Sonic the Hedgehog® and Nintendo®, also added to the yearly increase in net sales.

Costumes. Net sales of our Costumes segment were $148.9 million in 2022, compared to $107.6 million in 2021, representing an increase of $41.3 million, or 38.4%. The increase in net sales was primarily driven by the Disney® and Microsoft® lines of costumes and expanded retail distribution.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $465.4 million, or 71.9% of related net sales in 2022 compared to $357.2 million, or 69.6% of related net sales in 2021 representing an increase of $108.2 million or 30.3%. The increase in dollars is due to higher overall sales in 2022, while the increase in percentage of net sales, year-over-year is due to a higher average royalty rate and higher freight charges.

Costumes. Cost of sales of our Costumes segment was $119.5 million, or 80.3% of related net sales for 2022 compared to $80.9 million, or 75.2% of related net sales for 2021 representing an increase of $38.6 million, or 47.7%. The increase in dollars is due to higher overall sales in 2022. The increase as a percentage of net sales, year-over-year, is due to higher freight charges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $150.0 million in 2022 and $144.2 million in 2021, constituting 18.8% and 23.2% of net sales, respectively. Selling, general and administrative expenses increased from the prior year primarily driven by higher outbound freight and warehouse expenses related to higher domestic shipping, as well as higher compensation expense.

Gain on loan forgiveness

In 2021, we recognized a gain on loan forgiveness of $6.2 million as a result of the forgiveness of the Paycheck Protection Program Loan secured under the Coronavirus Aid Relief and Economic Security Act.

Loss on debt extinguishment

In 2021, we recognized a loss on debt extinguishment of $7.4 million in connection with the refinance of the 2019 Recap Term Loan.

Interest Expense

Interest expense was $11.2 million for the year ended December 31, 2022, as compared to $14.1 million in the prior year period. In 2022, we recorded interest expense of $9.3 million related to our 2021 BSP Term Loan, $0.6 million related to our revolving credit facility and $1.3 million related to other borrowing costs. In 2021, we booked interest expense of $7.3 million related to our 2019 Recap Term Loan, $5.4 million related to our 2021 BSP Term Loan, $0.8 million related to our revolving credit facility and $0.6 million related to our convertible senior notes due in 2023.

Provision for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $41.0 million, or an effective tax rate of (81.9%) for 2022. During 2021, the income tax expense was $0.2 million, or an effective tax rate of (4.0%).

The 2022 tax benefit of $41.0 million included a discrete tax benefit of $49.8 million primarily comprised of a valuation allowance release. Absent these discrete tax benefits, our effective tax rate for 2022 was 17.6%, primarily due to taxes on federal, state, and foreign income.

The 2021 tax expense of $0.2 million included a discrete tax benefit of ($0.4) million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax benefits, our effective tax rate for 2021 was (10.7%), primarily due to state taxes and taxes on foreign income.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. Based on our evaluation of all positive and negative evidence, as of December 31, 2022, a valuation allowance of $0.7 million has been recorded against the deferred tax assets that more likely than not will not be realized. The net deferred tax assets of $57.8 million consists of the net deferred tax assets in the US and foreign jurisdictions, where we are in a cumulative income position.

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

	2022				2021
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$120,881	$220,422	$322,998	$131,886	$83,843	$112,352	$236,957	$187,964
As a % of full year	15.2%	27.7%	40.6%	16.5%	13.5%	18.1%	38.1%	30.3%
Gross profit	$29,917	$60,890	$91,911	$28,568	$26,094	$31,897	$74,924	$50,042
As a % of full year	14.2%	28.8%	43.5%	13.5%	14.3%	17.4%	41.0%	27.3%
As a % of net sales	24.7%	27.6%	28.5%	21.7%	31.1%	28.4%	31.6%	26.6%
Income (loss) from operations	$(734)	$23,660	$53,741	$(15,697)	$(2,723)	$1,821	$36,743	$2,926
As a % of full year	(1.2)%	38.8%	88.1%	(25.7)%	(7.0)%	4.7%	94.8%	7.5%
As a % of net sales	(0.7)%	10.7%	16.7%	(11.9)%	(3.2)%	1.6%	15.5%	1.6%
Income (loss) before provision for (benefit from) income taxes	$(3,492)	$27,541	$42,248	$(16,221)	$(23,963)	$(15,160)	$36,674	$(3,213)
As a % of net sales	(2.9)%	12.4%	13.1%	(12.3)%	(28.6)%	(13.5)%	15.5%	(1.7)%
Net income (loss)	$(3,909)	$26,207	$30,676	$38,109	$(24,051)	$(15,060)	$36,376	$(3,153)
As a % of net sales	(3.2)%	11.8%	9.5%	28.9%	(28.7)%	(13.4)%	15.4%	(1.7)%
Net income (loss) attributable to non-controlling interests	$(100)	$(353)	$(17)	$140	$35	$24	$42	$19
As a % of net sales	(0.1)%	(0.2)%	—%	0.1%	—%	—%	—%	—%
Net income (loss) attributable to JAKKS Pacific, Inc.	$(3,809)	$26,560	$30,693	$37,969	$(24,086)	$(15,084)	$36,334	$(3,172)
As a % of net sales	(3.1)%	12.0%	9.5%	28.8%	(28.7)%	(13.4)%	15.3%	(1.7)%
Net income (loss) attributable to common stockholders	$(4,155)	$26,209	$30,336	$37,607	$(24,412)	$(15,415)	$35,998	$(3,513)
As a % of net sales	(3.4)%	11.9%	9.4%	28.5%	(29.1)%	(13.7)%	15.2%	(1.9)%
Diluted earnings (loss) per share	$(0.43)	$2.73	$2.96	$3.66	$(4.54)	$(2.48)	$3.97	$(0.37)
Weighted average shares and equivalents outstanding	9,588	10,037	10,260	10,263	5,379	6,220	9,073	9,511

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Liquidity and Capital Resources

As of December 31, 2022, we had working capital of $101.9 million compared to $114.5 million as of December 31, 2021.

Operating activities provided net cash of $86.1 million in 2022 and used net cash of $5.9 million in 2021. The increase in cash flows provided by operating activities, year-over-year, was primarily due to a higher net income and lower working capital usage, partially offset by lower non-cash charges related to valuation adjustments for our convertible senior notes and preferred stock derivative liability, and an increase in deferred income tax assets due to the release of the valuation allowance, offset by other deferred tax activities. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of December 31, 2022, these agreements required future aggregate minimum royalty guarantees of $74.7 million, exclusive of $1.8 million in advances already paid. Of this $74.7 million future minimum royalty guarantee, $38.1 million is due over the next twelve months.

Investing activities used net cash of $10.4 million and $8.2 million for the years ended December 31, 2022 and 2021, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Financing activities used net cash of $31.0 million in 2022 and $32.8 million in 2021. The cash used in 2022 primarily consists of the repayment of our 2021 BSP Term loan of $29.6 million and repurchase of common stock for employee tax withholding of $1.4 million. The cash used in 2021 primarily consists of the repayment of our 2019 Recap Term Loan of $125.8 million, as well as, debt issuance costs of $2.6 million incurred in connection with the refinancing of our debt (see Item 8 “Consolidated Financial Statements and Supplementary Data Note 10 – Debt”), partially offset by the net proceeds from the issuance of our 2021 BSP Term Loan of $96.3 million.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2022 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Short-term debt	$25,529	$—	$—	$—	$—	$—	$25,529
Long-term debt	—	2,475	2,475	2,475	35,947	—	43,372
Interest on debt	5,219	4,390	4,122	3,867	1,543		19,141
Operating leases	11,723	7,619	2,346	372	13	—	22,073
Minimum guaranteed license/royalty payments	38,089	34,630	1,969	—	—	—	74,688
Employment contracts	8,500	3,166	2,458	2,508	—	—	16,632
Total contractual cash obligations	$89,060	$52,280	$13,370	$9,222	$37,503	$—	$201,435

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of our income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated (see Item 8 “Consolidated Financial Statements and Supplementary Data Note 13 - Income Taxes” for further explanation of our uncertain tax positions).

As of December 31, 2022, we have $68.9 million of outstanding indebtedness under our first-lien secured term loan (the “2021 BSP Term Loan Agreement”) and we have no outstanding indebtedness under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $17.2 million in letters of credit.

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

We were in compliance with the financial covenants under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement as of December 31, 2022.

(See Item 8 “Consolidated Financial Statements and Supplementary Data, Note 10 – Debt and Note 11 – Credit Facilities” for additional information pertaining to our Debt and Credit Facilities.)

As of December 31, 2022 and 2021, we held cash and cash equivalents, including restricted cash, of $85.5 million and $45.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $39.4 million and $30.7 million as of December 31, 2022 and 2021, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of December 31, 2022.

Our primary sources of working capital are cash flows from operations and borrowings under our JPMorgan ABL Facility (See Item 8 “Consolidated Financial Statements and Supplementary Data Note 11 – Credit Facilities”).

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

As of December 31, 2022, off-balance sheet arrangements include letters of credit issued by JPMorgan of $17.2 million.

On July 1, 2022, we entered into an ATM Agreement with B. Riley, as agent pursuant to which we may, from time to time, sell shares of our common stock, up to $75 million in common stock, in one or more offerings in amounts, at prices and in the terms that we will determine at the time of the offering. On July 1, 2022, we filed a Form S-3 shelf registration statement (File No. 333-266009) with the SEC. On Aug 1, 2022, the SEC declared the Form S-3 shelf registration statement filed by us to be effective.

As of April 14, 2023, we have not sold any shares of common stock under the ATM Agreement.

We have on file with the SEC an effective registration statement pursuant to which we may issue, from time to time, up to an additional $75 million of securities consisting of, or any combination of, common stock, preferred stock, debt securities, warrants, rights and/or units, in one or more offerings in amounts, prices and at terms that we will determine at the time of the offering.

As of April 14, 2023, we have not sold any securities pursuant to our shelf registration statement.

The nature of our business is a number of factors influence the price we offer product to our customers, and by extension they sell to our end customer. Our products are manufactured by third-party vendors who deal with increases in labor rates as a normal course of their respective businesses. The costing of the plastic components of our toys can be sensitive to sudden swings in oil prices. Currency exchange can also create a degree of volatility, although the majority of our products are sourced in USD or Hong Kong Dollars. Increased volumes ideally generate increased scale at various points in the value chain. Often times, in the toy industry when cost pressures result in price increases, the development teams will reengineer subsequent year refreshes to cost-reduce the items down to support traditional price points and preserve historical margins. With those considerations in mind as well as others, during the last three fiscal years ending December 31, we do not believe that inflation has had a material impact on our net sales and income from continuing operations.

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our 2021 BSP Term Loan (see Item 8 “Consolidated Financial Statements and Supplementary Data, Note 10 – Debt) and our 2021 JPMorgan ABL Facility (see Item 8 “Consolidated Financial Statements and Supplementary Data, Note 11 – Credit Facilities). As of December 31, 2022, we have $68.9 million of outstanding indebtedness under our BSP Term Loan which is due June 2027 with interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. Borrowings under our JPMorgan ABL Facility bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). Borrowings under the 2021 BSP Term Loan and 2021 JPMorgan ABL Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the twelve-month period ended December 31, 2022, the maximum amount borrowed under the revolving credit facility was $13.0 million and the average amount of borrowings outstanding was $0.8 million. As of December 31, 2022, the amount of total borrowings outstanding under the revolving credit facility was nil.

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

In Q1 2023, we entered into amendments to our 2021 BSP Term Loan Agreement and our JPMorgan ABL Credit Agreement which changed the interest reference rate on our term loan and revolving line of credit from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

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

Shareholders and Board of Directors

JAKKS Pacific, Inc.

Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Cost of Sales for Royalties and Related Liabilities

As described in Notes 2, 9 and 17 of the consolidated financial statements, the Company enters into various license agreements whereby the Company uses certain characters and intellectual properties in conjunction with its products. For the year ended December 31, 2022, the cost of sales related to license agreement royalties was $126.6 million. As of December 31, 2022, accrued royalties were $18.0 million.

We identified the cost of sales for royalties and related liabilities as a critical audit matter. The royalty expense calculation includes multiple variables based on various license agreements, including amended and renewed license agreements, and a significant volume of underlying data. Variables in calculating the royalty expense include the territory of where the sale occurs, a broad range of negotiated royalty rates for the type of product, user/usage measures, and the applicable license holder. The cost of sales for royalties and related liabilities requires judgment to critically evaluate its forecasts and evaluate its ability to fully utilize minimum guaranteed royalties. Auditing management’s royalty expense and associated liabilities involved especially challenging auditor judgment and audit effort due to the nature and extent of effort required to address these matters.

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

Accounting for Income Taxes

As described in Notes 2 and 13 of the consolidated financial statements, the Company’s benefit from income taxes for the fiscal year ended December 31, 2022 was $41.0 million, which included a discrete tax benefit of $49.8 million primarily comprised of the release of a majority of the Company’s valuation allowance related to the deferred tax assets.

We identified the Company’s assessment of the realizability of its deferred tax assets as a critical audit matter. The principal considerations for this determination were complex and subjective judgements involved in management’s assessment of the realizability of its deferred tax assets, including the evaluation of assumptions that may be affected by future operations of the Company, market or economic conditions and assessing the weight of all existing positive and negative available evidence such as forecasts of future profitability, current and cumulative financial reporting results, and reversal of temporary differences. Auditing these elements involved especially complex and subjective auditor judgement, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Testing mathematical accuracy and computation of the tax provision and agreeing to relevant source information.

●

Assessing the reasonableness of management’s projections in the context of other audit evidence obtained during the audit, historical performance, allocations by tax jurisdiction, and the inherent uncertainty in the projections to determine whether it was contradictory to the conclusion reached by management.

●

Utilizing personnel with specialized knowledge and skills in accounting for income taxes to assist in evaluating the reasonableness of certain assumptions related to the timing of the release of the valuation allowance and the Company’s consideration of the weight of both positive and negative evidence supporting the potential use of projections of future taxable income to support the realizability of the deferred tax assets.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2006.

Los Angeles, California

April 14, 2023

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets	December 31,
	2022	2021
	(In thousands, except per share data)
Current assets
Cash and cash equivalents	$85,297	$44,521
Restricted cash	193	811
Accounts receivable, net of allowance for doubtful accounts of $2,865 and $2,626 in 2022 and 2021, respectively	102,771	147,394
Inventory	80,619	83,954
Prepaid expenses and other assets	6,331	10,877
Total current assets	275,211	287,557
Property and equipment
Office furniture and equipment	10,064	11,967
Molds and tooling	113,714	103,102
Leasehold improvements	6,659	6,876
Total	130,437	121,945
Less accumulated depreciation and amortization	115,575	108,796
Property and equipment, net	14,862	13,149
Operating lease right-of-use assets, net	19,913	16,950
Other long-term assets	2,469	2,993
Deferred income tax assets, net	57,804	—
Intangible assets, net	—	1,015
Goodwill	35,083	35,083
Trademarks	—	300
Total assets	$405,342	$357,047
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$33,687	$50,237
Accounts Payable - Meisheng (related party)	9,820	15,894
Accrued expenses	37,998	47,071
Reserve for sales returns and allowances	51,877	46,285
Income taxes payable	8,165	1,004
Short-term operating lease liabilities	10,746	10,477
Short-term debt, net	25,529	2,104
Total current liabilities	177,822	173,072
Long-term operating lease liabilities	9,863	8,039
Debt, non-current portion, net of issuance costs and debt discounts	41,622	93,415
Preferred stock derivative liability	21,918	21,282
Income taxes payable	2,929	215
Deferred income taxes liabilities, net	—	51
Total liabilities	254,154	296,074
Commitments and contingencies (Note 17)
Preferred stock accrued dividends, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding in 2022 and 2021	4,490	3,074

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,742,236 and 9,520,817 shares issued and outstanding in 2022 and 2021, respectively	10	10
Additional paid-in capital	275,187	272,941
Accumulated deficit	(112,018)	(203,431)
Accumulated other comprehensive loss	(17,482)	(12,952)
Total JAKKS Pacific, Inc. stockholders' equity	145,697	56,568
Non-controlling interests	1,001	1,331
Total stockholders' equity	146,698	57,899
Total liabilities, preferred stock and stockholders' equity	$405,342	$357,047

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Net sales	$796,187	$621,116	$515,872
Cost of sales:
Cost of goods	449,597	343,130	274,867
Royalty expense	126,633	87,187	83,150
Amortization of tools and molds	8,671	7,842	8,090
Cost of sales	584,901	438,159	366,107
Gross profit	211,286	182,957	149,765
Direct selling expenses	33,290	43,069	41,590
General and administrative expenses	114,819	98,712	90,424
Depreciation and amortization	1,907	2,409	2,846
Selling, general and administrative expense	150,016	144,190	134,860
Intangible asset impairment	300	—	—
Restructuring charge	—	—	1,631
Pandemic related charges	—	—	366
Income from operations	60,970	38,767	12,908
Income from joint ventures	—	—	2
Other income (expense), net	797	446	301
Change in fair value of preferred stock derivative liability	(636)	(13,220)	(2,815)
Change in fair value of convertible senior notes	—	(16,419)	(2,265)
Gain on loan forgiveness	—	6,206	—
Loss on debt extinguishment	—	(7,351)	—
Interest income	127	13	22
Interest expense	(11,183)	(14,104)	(21,562)
Income (loss) before provision for (benefit from) income taxes	50,075	(5,662)	(13,409)
Provision for (benefit from) income taxes	(41,008)	226	735
Net income (loss)	91,083	(5,888)	(14,144)
Net income (loss) attributable to non-controlling interests	(330)	120	130
Net income (loss) attributable to JAKKS Pacific, Inc.	$91,413	$(6,008)	$(14,274)
Net income (loss) attributable to common stockholders	$89,997	$(7,342)	$(15,531)
Earnings (loss) per share - basic*	$9.33	$(0.98)	$(4.27)
Shares used in earnings (loss) per share - basic*	9,651	7,498	3,634
Earnings (loss) per share - diluted*	$8.86	$(0.98)	$(4.27)
Shares used in earnings (loss) per share - diluted*	10,155	7,498	3,634

* After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income (loss)	$91,083	$(5,888)	$(14,144)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,530)	(506)	1,976
Comprehensive income (loss)	86,553	(6,394)	(12,168)
Less: Comprehensive income (loss) attributable to non-controlling interests	(330)	120	130
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$86,883	$(6,514)	$(12,298)

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated	JAKKS
			Additional		Other	Pacific, Inc.	Non-	Total
	Number of		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Shares *	Amount *	Capital *	Deficit	Loss	Equity *	Interests	Equity *
	(In thousands)
Balance, December 31, 2019	3,521	$4	$200,507	$(183,149)	$(14,422)	$2,940	$1,081	$4,021
Stock-based compensation expense	64	—	2,303	—	—	2,303	—	2,303
Conversion of convertible senior notes	2,127	2	20,210	—	—	20,212	—	20,212
Repurchase of common stock for employee tax withholding	(17)	—	(174)	—	—	(174)	—	(174)
Preferred stock accrued dividends	—	—	(1,257)	—	—	(1,257)	—	(1,257)
Net income (loss)	—	—	—	(14,274)	—	(14,274)	130	(14,144)
Foreign currency translation adjustment	—	—	—	—	1,976	1,976	—	1,976
Adjustment to additional paid in capital	—	—	1	—	—	1	—	1
Balance, December 31, 2020	5,695	6	221,590	(197,423)	(12,446)	11,727	1,211	12,938
Stock-based compensation expense	43	—	2,093	—	—	2,093	—	2,093
RSA to RSU conversion	(431)	—	—	—	—	—	—	—
Conversion of convertible senior notes	4,247	4	50,756	—	—	50,760	—	50,760
Repurchase of common stock for employee tax withholding	(33)	—	(164)	—	—	(164)	—	(164)
Preferred stock accrued dividends	—	—	(1,334)	—	—	(1,334)	—	(1,334)
Net income (loss)	—	—	—	(6,008)	—	(6,008)	120	(5,888)
Foreign currency translation adjustment	—	—	—	—	(506)	(506)	—	(506)
Balance, December 31, 2021	9,521	10	272,941	(203,431)	(12,952)	56,568	1,331	57,899
Stock-based compensation expense	334	—	5,082	—	—	5,082	—	5,082
Repurchase of common stock for employee tax withholding	(113)	—	(1,420)	—	—	(1,420)	—	(1,420)
Preferred stock accrued dividends	—	—	(1,416)	—	—	(1,416)	—	(1,416)
Net income (loss)	—	—	—	91,413	—	91,413	(330)	91,083
Foreign currency translation adjustment	—	—	—	—	(4,530)	(4,530)	—	(4,530)
Balance, December 31, 2022	9,742	$10	$275,187	$(112,018)	$(17,482)	$145,697	$1,001	$146,698

*After giving effect to a 1 for 10 reverse stock split effective July 9, 2020.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$91,083	$(5,888)	$(14,144)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	233	(1,397)	1,619
Depreciation and amortization	10,578	10,251	10,936
Write-off and amortization of debt issuance costs	708	1,304	1,404
Share-based compensation expense	5,082	2,093	2,303
Payment-in-kind interest	—	1,519	4,366
Write-off and amortization of debt discount	845	1,419	2,800
(Gain) loss on disposal of property and equipment	(46)	(67)	71
Tools and molds disposal	—	—	149
Intangibles impairment	300	—	—
Gain on loan forgiveness	—	(6,206)	—
Loss on debt extinguishment	—	7,351	—
Deferred income taxes	(57,855)	(72)	(103)
Change in fair value of convertible senior notes	—	16,419	2,265
Change in fair value of preferred stock derivative liability	636	13,220	2,815
Changes in operating assets and liabilities:
Accounts receivable	44,390	(43,743)	14,069
Inventory	3,335	(45,312)	15,617
Prepaid expenses and other assets	4,753	7,330	20,004
Account payable	(18,056)	19,752	(12,764)
Account payable - Meisheng (related party)	(5,411)	5,265	(7,997)
Accrued expenses	(9,073)	7,767	(211)
Reserve for sales returns and allowances	5,592	4,177	3,743
Income taxes payable	9,875	(212)	(2,626)
Other liabilities	(870)	(849)	(749)
Total adjustments	(4,984)	9	57,711
Net cash provided by (used in) operating activities	86,099	(5,879)	43,567
Cash flows from investing activities
Purchases of property and equipment	(10,389)	(8,221)	(8,268)
Proceeds from sale of property and equipment	2	32	78
Net cash used in investing activities	(10,387)	(8,189)	(8,190)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(1,420)	(164)	(174)
Proceeds from loan under the Paycheck Protection Program	—	—	6,206
Retirement of convertible senior notes	—	—	(1,905)
Repayment of credit facility borrowings	(13,000)	(16,000)	—
Proceeds from credit facility borrowings	13,000	16,000	—
Repayment of 2021 BSP Term Loan	(29,604)	(495)	—
Net proceeds from issuance of long-term debt	—	96,306	—
Deferred issuance costs	—	(2,629)	—
Repayment of 2019 Recap Term Loan	—	(125,805)	(15,073)
Net cash used in financing activities	(31,024)	(32,787)	(10,946)
Net increase (decrease) in cash, cash equivalents and restricted cash	44,688	(46,855)	24,431
Effect of foreign currency translation	(4,530)	(506)	1,976
Cash, cash equivalents and restricted cash, beginning of year	45,332	92,693	66,286
Cash, cash equivalents and restricted cash, end of year	$85,490	$45,332	$92,693
Supplemental disclosures of non-cash financing activities:
Forgiveness of Paycheck Protection Program Loan	$—	$6,206	$—
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,040	$13,355	$13,216
Cash paid for income taxes, net	$7,669	$1,615	$3,849

As of December 31, 2022, there was $3.6 million of property and equipment included in accounts payable. As of December 31, 2021, there was $2.8 million of property and equipment included in accounts payable. As of December 31, 2020, there was $2.1 million of property and equipment included in accounts payable.

The Company received income tax refunds of $0.3 million, $0.3 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and has included these amounts in cash paid during the period for income taxes, net.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $39.4 million and $30.7 million as of December 31, 2022 and 2021, respectively. The cash and cash equivalents, including restricted cash balances in the Company’s foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of December 31, 2022.

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

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the twelve months ended December 31, 2022, 2021, and 2020, shipping and handling costs were $7.7 million, $5.4 million, and $4.0 million, respectively.

The Company’s reserve for sales returns and allowances amounted to $51.9 million as of December 31, 2022 and $46.3 million as of December 31, 2021.

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

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$69	$106
Finished goods	80,550	83,848
	$80,619	$83,954

As of December 31, 2022 and 2021, the inventory obsolescence reserve was $9.0 million and $4.6 million, respectively.

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

The Company excludes right-of-use ("ROU") assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet.

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

During interim reporting periods, the Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to the production of goods as it follows the seasonality of sales. The Company believes that the usage method more accurately matches costs with revenues. From a full-year perspective, the depreciation methodology follows the straight-line method, based on the estimated useful life of molds and tools of three years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2022, 2021 and 2020.

For the years ended December 31, 2022, 2021 and 2020, the Company’s aggregate depreciation expense related to property and equipment was $9.6 million, $9.2 million and $9.8 million, respectively.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded a (gain) loss on disposal of tools and molds of ($43,850), ($34,100) and $0.1 million, respectively, which is included in cost of sales in the consolidated statements of operations.

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

Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31, 2022, 2021 and 2020, was approximately $14.3 million, $12.2 million and $10.1 million, respectively.

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

Revision of Previously Disclosed Amounts

During the course of preparing the Company’s financial statements as of and for the year ended December 31, 2022, the Company completed an Internal Revenue Code Section 382 and 383 analysis of its historical net operating loss and tax credit carryforward amounts. As a result, a portion of the prior year net operating loss and tax credit carryforwards were determined to be limited. See Note 13 – Income Taxes, for further details.

Foreign Currency Translation Exposure

The Company’s reporting currency is the U.S. dollar. The translation of its net investment in subsidiaries with non-U.S. dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company’s primary currency translation exposures in 2022, 2021 and 2020 were related to its net investment in entities having functional currencies denominated in the Hong Kong Dollar, British Pound, Canadian Dollar, Chinese Yuan, Mexican Peso and the Euro.

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

Goodwill and other indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually at the reporting unit level and asset level. The annual goodwill test is performed in the second quarter and whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value, the Company may assess goodwill for impairment using a qualitative assessment. Qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that a reporting unit has an indication of impairment based on the qualitative assessment, it is required to perform a quantitative assessment. The Company may bypass the qualitative assessment and perform a quantitative assessment. Impairment is recognized in the amount by which, if any, the carrying value of the reporting unit exceeds the fair value, not to exceed the carrying value of goodwill. Indefinite-lived intangible assets other than goodwill consist of trademarks.

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

Share-based Compensation

The Company measures all employee share-based compensation awards using a fair value method and records such expense in its consolidated statements of operations.

Earnings (Loss) per share

A reconciliation of the amounts used to calculate basic and diluted income (loss) per share for the years ended December 31, 2022, 2021, and 2020 follows (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$91,083	$(5,888)	$(14,144)
Net income (loss) attributable to non-controlling interests	(330)	120	130
Net income (loss) attributable to JAKKS Pacific, Inc.	91,413	(6,008)	(14,274)
Preferred stock dividend*	(1,416)	(1,334)	(1,257)
Net income (loss) attributable to common stockholders**	$89,997	$(7,342)	$(15,531)
Weighted average common shares outstanding - basic	9,651	7,498	3,634
Earnings (loss) per share available to common stockholders - basic	$9.33	$(0.98)	$(4.27)
Weighted average common shares outstanding - diluted	10,155	7,498	3,634
Earnings (loss) per share available to common stockholders - diluted	$8.86	$(0.98)	$(4.27)

* The 200,000 shares issued and outstanding are non-participating.

** Net income (loss) attributable to common stockholders was computed by deducting preferred dividends of $1.4 million, $1.3 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020 respectively.

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). For the years ended December 31, 2021 and 2020, the convertible senior notes interest and related weighted common share equivalent of 1,735,938 and 5,758,365, respectively, were excluded from the diluted earnings (loss) per share calculation since they would have been anti-dilutive. Potentially dilutive restricted stock awards and units of nil, 122,371 and 185,455 for each of the years ended December 31, 2022, 2021 and 2020, respectively, were excluded from the computation of diluted earnings (loss) per share since they would have been anti-dilutive.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new standard was initially effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10 which deferred the effective date of ASU 2016-13 by three years for Smaller Reporting Companies. As a result, the effective date for the standard is fiscal years beginning after December 15, 2022, and interim periods therein, and early adoption is permitted. Based on the Company’s preliminary evaluation, the Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” The ASUs provide temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in ASU 2020-04 apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. The new standard is effective for the Company for fiscal years beginning after December 15, 2024, including interim periods within these fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” ASU 2021-10 requires annual disclosures that are expected to increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity’s financial statements. The provisions of ASU 2021-10 are effective for fiscal years beginning after December 31, 2021, with early adoption permitted. The Company adopted ASU 2021-10 during the fiscal period December 31, 2021. (See Note 5 – Prepaid Expenses and Other Assets and Note 10 – Debt, for disclosures related to government assistance received by the Company). The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2022 and 2021 and for the three years in the period ended December 31, 2022 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net Sales
Toys/Consumer Products	$647,317	$513,517	$427,122
Costumes	148,870	107,599	88,750
	$796,187	$621,116	$515,872

	Year Ended December 31,
	2022	2021	2020
Income (Loss) from Operations
Toys/Consumer Products	$62,698	$39,046	$20,002
Costumes	(1,728)	(279)	(7,094)
	$60,970	$38,767	$12,908

	Year Ended December 31,
	2022	2021	2020
Depreciation and Amortization Expense
Toys/Consumer Products	$10,182	$9,585	$10,292
Costumes	396	666	644
	$10,578	$10,251	$10,936

	December 31,
	2022	2021
Assets
Toys/Consumer Products	$377,605	$338,266
Costumes	27,737	18,781
	$405,342	$357,047

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net Sales by Customer Area
United States	$644,295	$512,193	$421,222
Europe	85,348	60,425	51,885
Canada	26,515	17,999	18,486
Latin America	18,338	12,606	7,734
Asia	10,431	9,232	8,285
Australia and New Zealand	8,836	6,423	5,795
Middle East and Africa	2,424	2,238	2,465
	$796,187	$621,116	$515,872

	December 31,
	2022	2021
Long-lived Assets
United States	$17,383	$16,252
China	14,161	11,655
Hong Kong	2,142	770
United Kingdom	974	1,270
Canada	46	73
Mexico	69	79
	$34,775	$30,099

Major Customers

Net sales to major customers were as follows (in thousands, except for percentages):

	2022		2021		2020
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Wal-Mart	$226,318	28.4%	$167,260	26.9%	$150,250	29.1%
Target	203,200	25.5	176,561	28.4	132,354	25.7
	$429,518	53.9%	$343,821	55.3%	$282,604	54.8%

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

Note 4—Joint Ventures

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp. Ltd., (“MC&C”), for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) from the joint venture for the years ended December 31, 2022, 2021 and 2020 was ($330,000), $120,000 and $130,000, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for the years ended December 31, 2022, 2021 and 2020 was nil.

Note 5—Prepaid Expenses and Other Assets

Prepaid expenses and other assets for the year ended December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$994	$4,151
Royalty advances	1,822	2,619
Employee retention credit	1,179	2,390
Income tax receivable	2,217	1,527
Other assets	119	190
	$6,331	$10,877

Note 6—Goodwill

There were no changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2022 and 2021.

In the second quarter of 2022, the Company performed a quantitative assessment and determined that goodwill was not impaired as the fair value of the reporting units exceeded the carrying value. There were no events or changes in circumstances subsequent to the second quarter assessment that indicate that the carrying value of a reporting unit may exceed its fair value as of December 31, 2022.

Note 7—Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying consolidated balance sheets. Trademarks are disclosed separately in the accompanying consolidated balance sheets. Intangible assets are as follows (in thousands, except for weighted useful lives):

		December 31, 2022			December 31, 2021
	Weighted	Gross	Accumulated		Gross	Accumulated
	Useful	Carrying	Amortization/	Net	Carrying	Amortization/	Net
	Lives	Amount	Write-off	Amount	Amount	Write-off	Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(20,130)	$—	$20,130	$(20,130)	$—
Product lines	10.36	33,858	(33,858)	—	33,858	(32,843)	1,015
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(60,340)	$—	$60,340	$(59,325)	$1,015

	December 31, 2022			December 31, 2021
	Gross			Gross
	Carrying	Impairment	Net	Carrying	Impairment	Net
	Amount	Charge	Amount	Amount	Charge	Amount

Unamortized Intangible Assets:
Trademarks	$300	$(300)	$—	$300	$—	$300

For the years ended December 31, 2022, 2021 and 2020, the Company’s aggregate amortization expense related to intangible assets was $1.0 million, $1.0 million and $1.2 million, respectively.

Note 8—Concentration of Credit Risk

Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Cash equivalents consist primarily of overnight funds. These instruments are short-term in nature and bear minimal risk.

The Company maintains certain cash balances in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts and believes that the credit risk to the Company’s cash is minimal.

The Company performs ongoing credit evaluations of its customers’ financial conditions, but does not require collateral to support domestic customer accounts receivable. For goods shipped FOB Hong Kong or China, the Company may require irrevocable letters of credit from the customer or purchase various forms of credit insurance.

Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Royalties	$17,980	$18,606
Salaries and employee benefits	4,697	4,347
Inventory liabilities	3,619	6,003
Professional fees	2,949	1,097
Bonuses	1,698	1,997
Goods in transit	1,519	5,601
Third-party warehouse	936	1,807
Unearned revenue	922	2,510
Sales commissions	558	527
Interest expense	68	51
Other	3,052	4,525
	$37,998	$47,071

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

During 2021, $24.0 million of the New Oasis Notes (including $1.2 million in payment in-kind interest) were converted for 4,246,828 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $50.8 million. As a result of the conversion in 2021, the New Oasis Notes were fully extinguished.

The Company accounted for the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a loss of $16.4 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively, related to changes in the fair value of the 3.25% convertible senior notes due 2023 (see Note 16 – Fair Value Measurement).

On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd (see Note 12 – Related Party Transactions). The transaction closed on February 8, 2021. As of December 31, 2022 and 2021, Benefit Street Partners held nil in principal amount of the New Oasis Notes.

Key components of the 3.25% convertible senior notes due 2023 consist of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Contractual interest expense	$—	$620	$2,004

Term Loan

Term loan consists of the following (in thousands):

	December 31, 2022			December 31, 2021
		Debt Discount/			Debt Discount/
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs*	Amount	Amount	Costs*	Amount
2021 BSP Term Loan	$68,901	$(1,750)	$67,151	$98,505	$(2,986)	$95,519

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

The obligations under the 2021 BSP Term Loan Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens and subject to the priority lien granted under the JPMorgan ABL Credit Agreement (see Note 11 – Credit Facility).

The agent and Sole Lead Arranger under the 2021 BSP Term Loan are affiliates of an affiliate of the Company, which affiliate, at the time of refinancing, owned common stock and the 3.25% convertible senior notes due 2023 of the Company, as well as the Company’s outstanding Series A Preferred Stock.

Amortization expense classified as interest expense related to the $0.8 million of debt issuance costs associated with the issuance of the 2021 BSP Term Loan was $0.2 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

Amortization expense classified as interest expense related to the $1.6 million debt discount associated with the issuance of the 2021 BSP Term Loan was $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

The fair value of the Company’s 2021 BSP Term Loan is considered Level 3 fair value and are measured using the discounted future cash flow method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a debt security with comparable risk. This assumption is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. The estimated fair value of the 2021 BSP Term Loan as of December 31, 2022 was $69.3 million compared to a carrying value of $68.9 million. The estimated fair value of the 2021 BSP Term Loan as of December 31, 2021 was $97.3 million compared to a carrying value of $95.5 million.

As of December 31, 2022, the Company was in compliance with the financial covenants under the 2021 BSP Term Loan Agreement.

The aggregate principal amount of long-term debt maturing in the next five years and thereafter is as follows:

		2021 BSP Term Loan
2023	*	$25,529
2024		2,475
2025		2,475
2026		2,475
2027		35,947
		$68,901

*Represents the Company’s current portion of principal amortization payments for the 2021 BSP Term Loan.

Loan under Paycheck Protection Program

On June 12, 2020, the Company received a $6.2 million loan under the Paycheck Protection Program (“PPP”) within the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP loan maturity date was June 2, 2022, and was subject to the CARES Act terms which included, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP loan allowed for prepayment at any time prior to maturity with no prepayment penalties. The PPP Loan was subject to events of default and other provisions customary for a loan of this type. A PPP loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. On September 10, 2021, the full amount of the PPP loan was forgiven. The Small Business Administration (“SBA”) may review the Company’s PPP loan forgiveness application for six years after the date of forgiveness. The Company may be subjected to penalties and repayment of the PPP loan if the SBA disagrees with the Company’s eligibilities. Income from the forgiveness of the PPP Loan is recognized as a$6.2 million gain on loan forgiveness in the consolidated statements of operations.

Note 11—Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility (the “JPMorgan ABL Facility”). The JPMorgan ABL Credit Agreement replaced the Company’s existing asset-based revolving credit agreement, dated as of March 27, 2014 (the “Wells Fargo ABL Facility,” formerly known as the “Amended ABL Facility” in prior filings), with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility will bear interest at either (i) Eurodollar spread plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026. As of December 31, 2022 and 2021, the weighted average interest rate on the credit facility with JPMorgan Chase Bank was 1.88%.

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

As of December 31, 2022, the amount of outstanding borrowings was nil and the total excess borrowing availability was $46.6 million.

As of December 31, 2022, off-balance sheet arrangements include letters of credit issued by JPMorgan of $17.2 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 was $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement.

Note 12—Related Party Transactions

In November 2014, the Company entered into a joint venture with MC&C for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China (see Note 4 – Joint Ventures).

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited, a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows (see Note 4 – Joint Ventures).

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

Meisheng also serves as a significant manufacturer of the Company. For the years ended December 31, 2022, 2021 and 2020, the Company made inventory-related payments to Meisheng of approximately $120.5 million, $77.7 million and $64.8 million respectively. As of December 31, 2022 and 2021, amounts due to Meisheng for inventory received by the Company, but not paid totaled $9.8 million and $15.9 million, respectively.

A director of the Company is a director at Benefit Street Partners, who owns 145,788 shares of the Series A Preferred Stock (see Note 15 – Common Stock and Preferred Stock). As of December 31, 2022, a division of Benefit Street Partners held $68.9 million in principal amount of the 2021 BSP Term Loan (see Note 10 - Debt).

Note 13—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdiction.

For the years ended 2022, 2021 and 2020, the provision for income taxes, which included federal, state and foreign income taxes, was a benefit of $41.0 million, an expense of $0.2 million, and an expense of $0.7 million, respectively, reflecting effective tax provision rates of (81.9%), (4.0%), and (5.5%), respectively.

The 2022 tax benefit of $41.0 million included a discrete tax benefit of $49.8 million primarily comprised of the valuation allowance release. Absent these discrete tax benefits, our effective tax rate for 2022 was 17.6%, primarily due to taxes on federal, state, and foreign income.

For the years ended 2021 and 2020, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of (4.0%) and (5.5%). Exclusive of discrete items, the effective tax provision rate would be (10.7%) in 2021 and (7.7%) in 2020.

As of December 31, 2022 and 2021, the Company had net deferred tax assets of $57.8 million related to the U.S. and foreign jurisdictions and net deferred tax liabilities of approximately $51,000 primarily related to foreign jurisdictions, respectively.

Provision for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Federal	$11,293	$1	$(212)
State and local	2,031	43	134
Foreign	3,523	254	704
Total Current	16,847	298	626
Deferred	(57,855)	(72)	109
Total	$(41,008)	$226	$735

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2022	2021
Net deferred tax assets/(liabilities):
Reserve for sales allowances and possible losses	$469	$356
Accrued expenses	3,884	2,998
Prepaid royalties	599	1,298
Accrued royalties	465	1,731
Inventory	9,574	9,313
State income taxes	420	17
Property and equipment	1,701	1,832
Goodwill and intangibles	2,412	4,266
Share-based compensation	738	593
Interest limitation	2,256	3,595
Undistributed foreign earnings	(479)	(2,919)
Operating lease right-of-use assets	(3,989)	(4,117)
Operating lease liabilities	4,120	4,518
Federal and state net operating loss carryforwards	31,263	42,731
Credit carryforwards	110	110
Research & development capitalization	3,792	-
Other	1,195	902
Gross	58,530	67,224
Valuation allowance	(726)	(67,275)
Total net deferred tax assets (liabilities)	$57,804	$(51)

Provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	Year ended December 31,
	2022	2021	2020
Federal income tax expense	21.0%	21.0%	21.0%
State income tax expense, net of federal tax effect	1.9	3.3	7.7
Effect of differences in U.S. and foreign statutory rates	(1.3)	(0.5)	1.2
Uncertain tax positions	5.0	7.0	3.4
Provision to return	21.2	6.3	(3.8)
Change in tax rate	6.9	6.5	4.4
Foreign derived intangible income	(10.6)	0.0	0.0
Non-deductible expenses	8.9	(68.7)	(26.2)
PPP Loan	0.0	29.1	0.0
Foreign tax credit	(3.6)	0.0	0.0
Unrealized Loss	0.3	(138.9)	(10.0)
Undistributed foreign earnings	(1.4)	(8.7)	(3.3)
Valuation allowance	(130.2)	139.6	0.1
	(81.9)%	(4.0)%	(5.5)%

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

The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Domestic	$31,588	$(7,881)	$(18,748)
Foreign	18,487	2,219	5,339
	$50,075	$(5,662)	$(13,409)

The Company uses a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2022 (in millions):

Balance, December 31, 2019	$1.6
Settlements	(0.6)
Balance, December 31, 2020	1.0
Settlements	(0.8)
Balance, December 31, 2021	0.2
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	2.8
Settlements	(0.2)
Balance, December 31, 2022	$2.9

Current interest on uncertain income tax liabilities is recognized as a component of the income tax provision recognized in the consolidated statements of operations. During 2022, the Company recognized $0.2 million of interest expense related to UTPs. The Company did not recognize any interest expense relating to UTPs in 2021.

The Company does not expect its gross unrecognized tax benefits to significantly change within the next 12 months.

Tax years 2019 through 2021 remain subject to examination in the United States. The tax years 2018 through 2021 are generally still subject to examination in the various states. Furthermore, all net operating losses and tax credit carryforwards are still subject to review given that the statute of limitation for these items would begin in the year of utilization. The tax years 2016 through 2021 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state and foreign tax authorities.

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

Based on the Company’s evaluation of all positive and negative evidence, as of December 31, 2022, a valuation allowance of $0.7 million has been recorded against the deferred tax assets that more likely than not will not be realized. For the year ended December 31, 2022, the valuation allowance decreased from $67.3 million at December 31, 2021. The release of the valuation allowance as of December 31, 2022 was primarily due to a pattern of sustained profitability such that it is more likely than not that the deferred income tax assets will be realized. The net deferred tax assets of $57.8 million consists of the net deferred tax assets in the US and foreign jurisdictions, where the Company is in a cumulative income position. The net deferred tax liabilities of $51,000 in 2021 represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position.

Pursuant to the Internal Revenue Code of 1986, as amended (the “Code”) Sections 382 and 383, annual use of a company’s NOL and tax credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company had established a valuation allowance as the realization of such deferred tax assets had not met the more likely than not threshold requirement. Due to the existence of the valuation allowance, further changes in the Company’s unrecognized tax benefits did not impact the Company’s effective tax rate for 2021.

During 2022, the Company completed an assessment of the available net operating loss and tax credit carryforwards under Section 382 and 383 and determined that the Company underwent two ownership changes during the period from 2019 to 2021. As a result, net operating loss and tax credit carryforwards attributable to the pre-ownership changes are subject to substantial annual limitations under Section 382 and 383 of Code due to the ownership changes. The Company has adjusted their previously reported net operating loss and tax credit carryforwards to address the impact of the ownership changes. This resulted in a net reduction of available gross federal and state net operating loss carryforwards of approximately $53 million and $85 million, respectively which related to the year ended December 31, 2021 and prior. The tax effected federal and state net operating loss carryforwards (“NOL”) reduction amounts were $16.8 million. This also resulted in a reduction of federal tax credit carryforwards of approximately $0.6 million related to the years ended December 31, 2021 and prior. Accordingly, the net operating loss and tax credit carryforwards presented above for the year ending December 31, 2021 were reduced by $16.8 million and $0.6 million, respectively, with a corresponding reduction to the valuation allowance of $17.4 million.

At December 31, 2022, the Company has U.S. federal net NOLs, of approximately $136 million, which will begin to expire in 2033. At December 31, 2022, the Company has state NOLs of approximately $40 million, which will begin to expire in 2023.

Note 14—Leases

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company has operating leases for corporate offices, warehouses, and certain equipment. The Company’s leases have remaining lease terms of 1 to 5 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. As of December 31, 2022, the Company’s weighted average remaining lease term is approximately 2 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.22%. As of December 31, 2021, the Company’s weighted average remaining lease term is approximately 2 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.09%.

Under ASC 842, total operating lease costs for the years ended December 31, 2022, 2021 and 2020 were $19.1 million, 10.3 million, and $11.7 million, respectively. Of the $19.1 million for the year ended December 31, 2022, $10.7 million related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $2.2 million in 2022. Of the $10.3 million for the year ended December 31, 2021, $2.0 million related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $2.2 million in 2021. Of the $11.7 million for the year ended December 31, 2020, $2.0 million related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $0.8 million in 2020.

The Company had a cash outflow of $11.5 million, $11.4 million and $11.1 million related to operating leases for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability excluding minimum lease payments for executed and legally enforceable leases that have not yet commenced as of December 31, 2022 (in thousands):

Year ending December 31,
2023	$11,723
2024	7,619
2025	2,346
2026	372
2027	13
Total lease payments	22,073
Less imputed interest	1,464
Total	$20,609

As of December 31, 2022 and 2021, the minimum lease payments for executed and legally enforceable leases that have not yet commenced were nil.

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

In January 2021, the Company issued an aggregate of 113,896 shares of restricted stock at a value of approximately $0.6 million to two executive officers, which vest in four equal annual installments over four years.

During 2021, certain employees, including two executive officers, surrendered an aggregate of 32,846 shares of restricted stock for $163,573 to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 93,352 shares of restricted stock granted in 2018 with a value of approximately $0.5 million was forfeited during 2021.

During 2022, certain employees, including three executive officers, surrendered an aggregate of 113,162 shares of restricted stock units for $1.4 million to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 149,238 shares of restricted stock granted in 2019 with a value of approximately $2.2 million was forfeited during 2022.

No dividend was declared or paid in 2022 and 2021.

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

During the year ended December 31, 2022, the Company did not sell any shares of common stock under the ATM Agreement.

The Company has on file with the SEC an effective registration statement pursuant to which it may issue, from time to time, up to an additional $75 million of securities consisting of, or any combination of, common stock, preferred stock, debt securities, warrants, rights and/or units, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

During the year ended December 31, 2022, the Company has not sold any securities pursuant to its shelf registration statement.

Redeemable Preferred Stock

On August 9, 2019, in connection with the Recapitalization Transaction (see Note 10 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of December 31, 2022 and 2021, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends have been declared or paid. For the year ended December 31, 2022 and 2021, the Company recorded $1.4 million and $1.3 million, respectively of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

The Company has the right, but is not required, to repurchase all or a portion of the Series A Preferred Stock at its Liquidation Preference at any time after payment in full of the 2019 Recap Term Loan (see Note 10 - Debt). The Series A Preferred Stock does not have any voting rights, except to the extent required by the Delaware General Corporation Law, except for the exclusive right to elect the Series A Preferred Directors (as described below) and except for certain approval rights over certain transactions (as described below). These approval rights require the prior consent of specified percentages of holders (or in certain cases, all holders) of the Series A Preferred Stock in order for the Company to take certain actions, including the issuance of additional shares of Series A Preferred Stock or parity stock, the issuance of senior stock, certain amendments to the Amended and Restated Certificate of Incorporation, the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”), the Second Amended and Restated By-laws or the Amended and Restated Nominating and Corporate Governance Committee Charter, material changes in the Company’s line of business and certain change of control type transactions. In addition, the Certificate of Designations provides that the approval of at least six directors is required for any related person transaction within the meaning of Item 404 of Regulation S-K under the Securities Act of 1933, as amended, including, without limitation, the adoption of, or any amendment, modification or waiver of, any agreement or arrangement related to any such transaction. The Certificate of Designations also includes restrictions on the ability of the Company to pay dividends on or make distributions with respect to, or redeem or repurchase, shares of Common Stock or other junior stock. In addition, holders of the Series A Preferred Stock have preemptive rights regarding future issuance of Series A Preferred Stock or parity stock. In 2022, an agreement was reached with the preferred shareholders to eliminate their ability to elect members to the Company’s Board of Directors on a going-forward basis.

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

The embedded redemption upon a change of control must be accounted for separately from the Series A Preferred Stock. The redemption provision specifies if certain events that constitute a change of control occur, the Company may be required to settle the Series A Preferred Stock at 150% of its accreted amount. Accordingly, the redemption provision meets the definition of a derivative, and its economic characteristics are not considered clearly and closely related to the economic characteristics of the Series A Preferred Stock, which is more akin to a debt instrument than equity.

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

As of December 31, 2022, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $4.5 million, and the redemption provision, as a bifurcated derivative, is recorded as a long-term liability with an estimated value of $21.9 million. As of December 31, 2021, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $3.1 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $21.3 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2022	2021
Balance, January 1,	$3,074	$1,740
Preferred stock accrued dividends	1,416	1,334
Balance, December 31,	$4,490	$3,074

Note 16 — Fair Value Measurements

The following tables summarize the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2022
	December 31, 2022	Level 1	Level 2	Level 3
Preferred stock derivative liability	$21,918	$—	$—	$21,918

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2021
	December 31, 2021	Level 1	Level 2	Level 3
Preferred stock derivative liability	$21,282	$—	$—	$21,282

The following table provides a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

3.25% convertible senior notes due 2023
	2022	2021
Balance at January 1,	$—	$34,134
Conversion of convertible senior notes	—	(50,760)
Change in fair value	—	16,419
Payment in-kind	—	207
Balance at December 31,	$—	$—

Preferred stock derivative liability
	2022	2021
Balance at January 1,	$21,282	$8,062
Change in fair value	636	13,220
Balance at December 31,	$21,918	$21,282

The Company had elected the fair value option of measurement for the 3.25% 2023 Notes, under ASC 815, Derivatives and Hedging. As a result, these notes are re-measured each reporting period using Level 3 inputs (Monte Carlo simulation model and inputs for stock price, risk-free rate and volatility), with changes in fair value reflected in current period earnings in its consolidated statements of operations.

The Company’s Series A Preferred derivative liability is classified within Level 3 of the fair value hierarchy because unobservable inputs were used in estimating the fair value. The fair value of the redemption provision embedded in the Series A Preferred Stock is estimated based on a discounted cash flow model and probability assumptions based on management’s estimates of a change of control event occurring. The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. In subsequent periods, the derivative liability is accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company's consolidated statements of operations.

The following table provides quantitative information of liabilities measured at fair value and the significant unobservable inputs (Level 3), the range of the significant unobservable inputs, and the valuation techniques.

	Fair Value As of December 31, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(In thousands)
Preferred Stock Derivative Liability	$21,918	Discounted Cash Flow	Change-in-control probability assumptions	Range: 10% to 40% (27.3%)
			Timing of change-in-control assumptions	Range: 1 to 10 years (4.19 years)
			Discount Rate	Range: 17.48% to 18.23% (17.70%)
			Implied yield*	11.23%*

	Fair Value As of December 31, 2021	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(In thousands)
Preferred Stock Derivative Liability	$21,282	Discounted Cash Flow	Change-in-control probability assumptions	Range: 5% to 45% (30.7%)
			Timing of change-in-control assumptions	Range: 1 to 10 years (3.67 years)
			Discount Rate	Range: 13.71% to 19.46% (15.16%)
			Implied yield*	7.96%*
*Represents the implied yield of the 2021 BSP Term Loan

The Company’s cash and cash equivalents including restricted cash, accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value due to the short-term nature of the instruments.

Note 17—Commitments

The Company has entered into various license agreements whereby the Company may use certain characters and intellectual properties in conjunction with its products. Generally, such license agreements provide for royalties to be paid ranging from 1% to 22% of net sales with minimum guarantees and advance payments. These license agreements are subject to audits by the licensor, which can result in additional payments due to the licensor.

In the event the Company estimates that a shortfall in achieving the minimum guarantee is probable, a liability is recorded for the estimated shortfall and charged to royalty expense.

Future annual minimum royalty guarantees as of December 31, 2022 are as follows (in thousands):

2023	$38,089
2024	34,630
2025	1,969
$74,688

Royalty expense for the year ended December 31, 2022, 2021 and 2020, was $126.6 million, $87.2 million and $83.2 million, respectively.

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2026. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2022 are as follows (in thousands):

2023	$8,500
2024	3,166
2025	2,458
2026	2,508
$16,632

Note 18—Share-Based Payments

Under the Company’s 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock, restricted stock units and other securities (see Note 15 - Common Stock and Preferred Stock). The vesting of these share-based awards may vary, but typically vest over a requisite service period or are based on performance criteria, with a maximum vesting period of four years. Restricted shares typically vest in the same manner, with the exception of certain awards vesting over one to three years. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management expectations regarding the relevant performance criteria. Unlike the restricted stock awards, the shares for the restricted stock units are not issued until vested. As of December 31, 2022, 943,633 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate, expire, or are forfeited.

Restricted Stock Award

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock. Restricted stock award grants are based upon employment contracts, which vary by individual and year, and are subject to vesting conditions.

The following table summarizes the restricted stock award activity, annually, for the year ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
		Weighted		Weighted		Weighted
	Number of	Average Grant Date	Number of	Average Grant Date	Number of	Average Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, January 1	—	$—	507,867	$12.73	559,307	$16.00
Granted	—	—	113,896	4.98	70,422	10.30
Vested	—	—	(97,645)	20.87	(69,442)	21.76
Forfeited	—	—	(93,352)	12.67	(52,420)	32.20
Converted to RSU	—	—	(430,766)	8.85	—	—
Outstanding, December 31	—	—	—	—	507,867	12.73

As of December 31, 2022, there was nil of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2021, there was nil of total unrecognized compensation cost related to non-vested restricted stock.

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

The following table summarizes the RSU award activity, annually for the year ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
		Weighted		Weighted		Weighted
	Number of	Average Grant Date	Number of	Average Grant Date	Number of	Average Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, January 1	1,073,902	$8.62	131,517	$6.32	102,718	$23.42
Granted	827,349	16.75	540,154	8.72	100,200	3.89
Vested	(343,427)	8.37	(23,089)	17.28	(41,640)	16.64
Forfeited	(149,238)	14.70	(5,446)	9.66	(29,761)	42.83
Converted from RSA	—	—	430,766	8.85	—	—
Outstanding, December 31	1,408,586	12.82	1,073,902	8.62	131,517	6.32

As of December 31, 2022, there was $15 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.

Share-Based Compensation Expense

The following table summarizes the total share-based compensation expense (in thousands):

	Year Ended December 31,
	2022	2021	2020
Share-based compensation expense	$5,082	$2,093	$2,303

Note 19—Employee Benefits Plan

The Company sponsored for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company would make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company-matching contributions, which vests immediately, totaled $2.1 million, $1.9 million and nil for the year ended December 31, 2022, 2021 and 2020, respectively. The Company eliminated the match on March 31, 2019, and resumed the match on contributions effective January 1, 2021.

Note 20—Litigation and Contingencies

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

The same counsel in the Villarica matter also filed a related lawsuit on February 15, 2022 in the same court (Matthew Cordova v. Jakks Pacific, Inc). Plaintiff also formerly worked in one of the Company’s warehouses and was retained via Workforce Enterprises. The lawsuit alleges that the Company committed wage and hour violations under the California Private Attorneys General Act, including failing to provide compliant meal and rest periods, properly calculate and pay all minimum and overtime wages, provide accurate wage statements, provide all wages due at separation of employment, provide sick leave, maintain accurate payroll records, or reimburse business expenses. Both of these matters were settled at mediation in March 2022, and the Court in November 2022 approved the settlements, the proceeds of which have been tendered to the settlement administrator to distribute to the State of California, plaintiff’s counsel, and class members. The Company’s temporary employee service providers provided the bulk of the settlement funds, and the matter had no material impact on the Company.

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

Note 21—Subsequent Events

On January 3, 2023, as permitted by the terms within the 2021 BSP Term Loan Agreement, the Company made a voluntary $15.0 million prepayment towards the outstanding principal amount of the 2021 BSP Term Loan and incurred a $0.2 million prepayment penalty.

On March 3, 2023, as required by the terms within the 2021 BSP Term Loan Agreement under the ECF Sweep provision, the Company made a mandatory $23.1 million prepayment towards the outstanding principal amount of the 2021 BSP Term Loan.

In Q1 2023, the Company entered into amendments to its 2021 BSP Term Loan Agreement and its JPMorgan ABL Credit Agreement, which changed the interest reference rate on its term loan and revolving line of credit from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of December 31, 2022, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). We believe that, as of December 31, 2022, our internal control over financial reporting was effective based upon those criteria.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	58	Chairman, Chief Executive Officer, President, Secretary and Class I Director
John L. Kimble	53	Executive Vice President and Chief Financial Officer
John J. McGrath	57	Chief Operating Officer
Zhao Xiaoqiang	55	Class I Director
Alexander Shoghi	41	Class II Director
Joshua Cascade	50	Class II Director
Carole Levine	65	Class II Director
Matthew Winkler	41	Class III Director
Lori MacPherson	55	Class III Director

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

Classification of Directors

In November 2019, our stockholders approved the Company’s Amended and Restated Certificate of Incorporation, which divided the Board of Directors into three classes, as nearly equal in number as possible with one class standing for election each year for a three-year term. At our 2020 Annual Meeting we elected directors pursuant to a class system, directors in Class I were elected to a one-year term and directors in Class II were elected to a two-year term. The directors in Class III were initially designated and identified in the Certificate of Designations with their initial terms expiring at the annual meeting of our stockholders to be held in 2023, and thereafter the directors in Class III were to be elected to a three-year term solely by the holders of our Series A Senior Preferred Stock and the common stockholders had no right to vote with respect to the election of such Class III directors. However, pursuant to the terms of an agreement entered into as of August 3, 2022 between us and the holders of our Series A Preferred Stock, special rights granted to the preferred holders with respect to the election and/or nomination of certain directors have been terminated and the election of all of our directors are now voted on solely by our common stockholders. At each Annual Meeting of Stockholders following the 2020 Annual Meeting the successors of the class of directors whose term expires shall be elected to hold office for a term expiring at the Annual Meeting of Stockholders to be held in the third year following the year of their election, with each director in each such class to hold office until his or her successor is duly elected and qualified.

Messrs. Berman and Zhao are Class I Directors; Messrs. Shoghi and Cascade, and Ms. Levine are Class II Directors; and Mr. Winkler and Ms. MacPherson are Class III Directors.

Qualifications for All Directors

In considering potential candidates for election to the Board, the Nominating Committee observes the following guidelines, among other considerations: (i) the Board must include a majority of independent directors; (ii) each candidate shall be selected without regard to age, sex, race, religion or national origin; (iii) each candidate should have the highest level of personal and professional ethics and integrity and have the ability to work well with others; (iv) each candidate should only be involved in activities or interests that do not conflict or interfere with the proper performance of the responsibilities of a director; (v) each candidate should possess substantial and significant experience that would be of particular importance to the Company in the performance of the duties of a director; and (vi) each candidate should have sufficient time available, and a willingness to devote the necessary time, to the affairs of the Company in order to carry out the responsibilities of a director, including, without limitation, consistent attendance at board and committee meetings and advance review of board and committee materials. The Chief Executive Officer will then interview such candidate. The Nominating Committee then determines whether to recommend to the Board that a candidate be nominated for approval by the Company’s stockholders. The manner in which the Nominating Committee evaluates a potential candidate does not differ based on whether the candidate is recommended by a stockholder of the Company. With respect to nominating existing directors, the Nominating Committee reviews relevant information available to it, including the most recent individual director evaluations for such candidates, the number of meetings attended, his or her level of participation, biographical information, professional qualifications and overall contributions to the Company.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. However, California law requires that by the end of 2021 California-headquartered public companies with a board of directors the size of the Company have at least three female directors on its board and at least one director on its board who is from an underrepresented community, defined as “an individual who self identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self identifies as gay, lesbian, bisexual, or transgender.” In the event the size of the Company’s board remains the same, the law mandates that by the end of calendar 2022 the number of directors from underrepresented communities on the Company’s board be increased to have at least two directors from underrepresented communities. Nasdaq has also adopted board diversity requirements, but the Company believes that by complying with the California diversity requirements it will be in compliance with the Nasdaq requirements. The California diversity requirements have been found unconstitutional and are not currently applicable. The Company’s board is currently in compliance with all applicable diversity requirements.

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

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating Committee. In August 2019 the Capital Allocation Committee, which was established as a standing committee in February 2016, was dissolved.

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

Compensation Committee. In addition to risk oversight functions, the Compensation Committee makes recommendations to the Board regarding compensation of management employees and administers plans and programs relating to employee benefits, incentives, compensation and awards under the 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Shoghi (Chair) and Winkler are the members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq. A copy of the Compensation Committee’s Charter is available on our website at www.jakks.com. Executive officers that are members of the Board make recommendations to the Compensation Committee with respect to the compensation of other executive officers who are not on the Board. Except as otherwise prohibited, the Compensation Committee may delegate its responsibilities to subcommittees or individuals. The Compensation Committee has the authority, in its sole discretion, to retain or obtain advice from a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of such persons. The Company provides the appropriate funding to such persons as determined by the Compensation Committee, which also conducts an independence assessment of its outside advisors using the six factors contained in Exchange Act Rule 10C-1. The Compensation Committee historically receives legal advice from our outside general counsel and has retained Willis Towers Watson (“WTW”), a compensation consulting firm, to directly advise the Compensation Committee from time to time.

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

A compensation consultant was not consulted during 2022.

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

The Nominating Committee will annually review the composition of the Board and the ability of its current members to continue effectively as directors for the upcoming fiscal year. The Nominating Committee established the position of Chairman of the Board in 2015. In the ordinary course, absent special circumstances or a change in the criteria for Board membership, the Nominating Committee will re-nominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If the Nominating Committee thinks it is in the Company’s best interests to nominate a new individual for director in connection with an annual meeting of stockholders, or if a vacancy on the Board occurs between annual stockholder meetings or an incumbent director chooses not to run, the Nominating Committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, our senior management and, if the Nominating Committee deems appropriate, a third-party search firm. The Nominating Committee will evaluate each candidate’s qualifications and check relevant references, and each candidate will be interviewed by at least one member of the Nominating Committee. Candidates meriting serious consideration will meet with all members of the Board. Based on this input, the Nominating Committee will evaluate whether a prospective candidate is qualified to serve as a director and whether the Nominating Committee should recommend to the Board that this candidate be appointed to fill a current vacancy on the Board, or be presented for the approval of the stockholders, as appropriate.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during and for 2022, all Forms 3, 4 and 5 required to be filed during 2022 by our Directors and executive officers were timely filed, except for one Form 4 filed late by our CFO and two Forms 4 filed by our CEO.

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

Stockholder recommendations for director nominees are welcome and should be sent to our Chief Financial Officer, who will forward such recommendations to the Nominating Committee, and should include the following information: (a) all information relating to each nominee that is required to be disclosed pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of Common Stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of each nominee, and must be submitted in the time frame described under the caption, “Stockholder Proposals for 2023 Annual Meeting,” in our Proxy Statement for the 2022 Annual Meeting. The Nominating Committee will evaluate candidates recommended by stockholders in the same manner as candidates recommended by other sources, using additional criteria, if any, approved by the Board from time to time. Our stockholder communication policy may be amended at any time with the consent of the Nominating Committee.

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

Factors given considerable weight in establishing bonus performance criteria are Net Sales, Adjusted EPS, which is the net earnings per share of our common stock calculated on a fully-diluted basis in accordance with GAAP, and Adjusted EBITDA applied on a basis consistent with past periods, as adjusted in the sole discretion of the Compensation Committee to take account of extraordinary or special items.

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

Pursuant to the terms of Mr. Berman’s employment agreement in effect as of January 1, 2023, Mr. Berman receives a base salary which is increased automatically each year by at least $25,000. The employment agreement for Mr. Kimble provides for an automatic 4% annual increases in base salary. Any increase or further increase in base salary, as the case may be above the contractually required minimum increase, is determined by the Compensation Committee.

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

We currently favor the issuance of restricted stock units over granting stock options. The Compensation Committee believes that the award of full-value shares that vest over time is consistent with our overall compensation philosophy and objectives, as the value of the restricted stock units vary based upon the performance of our common stock, thereby aligning the interests of our executives with our shareholders. The Committee has also determined that awards of restricted stock units are anti-dilutive as compared to stock options inasmuch as it feels that less restricted units have to be granted to match the compensation value of stock options.

Mr. Berman’s 2010 amended and restated employment provided for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which was one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement. As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus changed to $3,500,000 of restricted stock, part of which vests over four years and part of which are subject to performance milestones with cliff vesting spread out over three years. Mr. McGrath’s amended employment agreement provides for annual grants of $75,000 of restricted stock which vests in equal installments over three years subject to meeting certain EPS milestones. As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangement”), it was changed to $1,000,000 of restricted stock effective January 1, 2017 subject in part to time vesting over four years and in part to performance milestones with cliff vesting spread over three years. Mr. Kimble’s employment agreement provided for a grant of $250,000 of restricted stock units (“RSU”) for the initial year and annual grants of $500,000 of RSUs thereafter subject in part to time vesting over three years and in part to performance milestones with cliff vesting spread over three years. The milestone targets for each of these employment agreements are established by the Compensation Committee during the first quarter of each year. The employment agreements for Messrs. Berman, McGrath and Kimble also provide for an annual performance bonus based upon net revenue and EBITDA criteria. This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock. Messrs. Berman and McGrath earned 75% of the bonus based upon EBITDA criteria for 2020; and, along with Mr. Kimble, earned 100% of the bonus based on Total Shareholders Return, EBITDA, and 50% of the bonus based on Net Revenue in 2022, and 75% of the bonus based upon EBITDA criteria for 2021.

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

Mr. Berman’s, McGrath's and Kimble’s employment agreement also provide for an additional bonus solely in the discretion of the Compensation Committee. After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives. Mr. Kimble received a nil, $284,685 and $100,000 discretionary bonus for 2022, 2021 and 2020, respectively.

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee. Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan. In 2020 to 2022, the named executive officers were granted the following perquisites: automobile allowance and 401(k) plan matching contribution for Messrs. Berman, McGrath and Kimble; and a life insurance benefit for Mr. Berman. We value perquisites at their incremental cost in accordance with SEC regulations.

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

At our 2022 annual meeting, our shareholders approved our current executive compensation with over a majority of all shares actually voting on the issue affirmatively giving their approval. Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Summary Compensation Table – 2021-2022

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($)	($)	Earnings ($)	($) (2)	($)
Stephen G. Berman	2022	1,741,267	5,548,203	5,726,466	—	—	—	71,478	13,087,414
Chief Executive Officer,	2021	1,724,735	4,221,130	425,402	—	—	—	62,408	6,433,675
President and Secretary

John J. McGrath	2022	520,000	733,022	519,999	—	—	—	43,446	1,816,467
Chief Operating Officer	2021	750,000	780,498	141,801	—	—	—	42,696	1,714,995

John L. Kimble	2022	540,800	753,822	1,352,005	—	—	—	42,046	2,688,673
Executive Vice President	2021	516,667	785,298	—	—	—	—	40,296	1,342,261
and Chief Financial Officer

(1)

For Mr. Berman, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled the lesser of (a) $3.5 million in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 2.25% of outstanding shares of Common Stock in 2022 and 2021, respectively. For Mr. McGrath, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled the lesser of (a) $0.5 million in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 1.05% of outstanding shares of Common Stock in 2022 and 2021, respectively. For Mr. Kimble the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled $540,800 and $520,000 in 2022 and 2021. The awards to Mr. Berman and Mr. McGrath are capped at the amount of available shares in the Plan.

(2)

Represents automobile allowances paid in the amount of $22,528 and $22,643 for Mr. Berman for 2022 and 2021, respectively, $14,400 for Mr. McGrath for 2022 and 2021, respectively, and $13,000 and $12,000 for Mr. Kimble for 2022 and 2021, respectively. The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of $15,250 and $14,500, respectively, for 2022 and 2021, for Mr. Berman. The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of $15,250 and $14,500, respectively, for 2022 and 2021, for Mr. McGrath. The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of $15,250 and $14,500, respectively, for 2022 and 2021, for Mr. Kimble. The amounts include $33,700 and $25,265 related to a life insurance policy for Mr. Berman in 2022 and 2021, respectively. See “Employee Pension Plan.”

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2022 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

Option Awards						Stock Awards / Units
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	512,250	8,959,253	—	—

John J. McGrath	—	—	—	—	—	88,142	1,541,604	—	—

John L. Kimble	—	—	—	—	—	168,699	2,950,546	—	—

(1)	The product of (x) $17.49 (the closing sale price of the common stock on December 31, 2022) multiplied by (y) the number of unvested restricted shares or units outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2022 by the Named Executive Officers:

Options Exercises And Stock Vested-2022

	Option Awards		Stock Awards / Units
	Number of	Value	Number of
	Shares	Realized on	Shares	Value
	Acquired on	Exercise	Acquired on	Realized on
Name	Exercise (#)	($)	Vesting (#)	Vesting ($)
Stephen G. Berman	—	—	51,459	522,823

John J. McGrath	—	—	15,529	157,775

John L. Kimble	—	—	25,319	469,414

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2022. The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2022.

Stephen G. Berman

							Involuntary
						Termination	Termination
		Quits For	Upon	Upon	Termination	For	In Connection
	Upon	“Good Reason”	Death	“Disability”	Without	“Cause”	with Change
	Retirement	(3)	(4)	(5)	“Cause”	(6)	of Control (7)
Base Salary	$—	$7,100,000	$—	$—	$7,100,000	$—	$13,421,243	(8)
Restricted Stock Units (1)	—	8,959,253	—	—	8,959,253	—	8,959,253
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $17.49 (the closing sale price of the common stock on December 31, 2022) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2022, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

(8) Under the terms of Mr. Berman’s employment agreement (see “Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason,” then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in section 280(G) of the Code (which was $4,488,710 in 2022) and continued health care coverage.

John J. McGrath

							Involuntary
							Termination
		Quits For		Upon	Termination	Termination For	In Connection
	Upon	“Good Reason”	Upon	“Disability”	Without	“Cause”	with Change
	Retirement	(3)	Death	(4)	“Cause”	(5)	of Control (6)
Base Salary	$—	$520,000	$—	$—	$520,000	$—	$1,040,000
Restricted Stock Units (1)	—	1,541,604	—	—	1,541,604	—	1,541,604
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $17.49 (the closing sale price of the common stock on December 31, 2022) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2022, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

John L. Kimble

							Involuntary
							Termination
		Quits For			Termination	Termination For	In Connection
	Upon	“Good Reason”	Upon	Upon	Without	“Cause”	with Change
	Retirement	(3)	Death	“Disability”	“Cause”	(4)	of Control (5)
Base Salary	$—	$2,163,200	$—	$—	$2,163,200	$—	$1,081,600
Restricted Stock Units (1)	—	2,950,546	—	—	2,950,546	—	2,950,546
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $17.49 (the closing sale price of the common stock on December 31, 2022) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2022, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

In February 2010 our Board determined the terms for the minimum shareholding requirements. Pursuant to the new minimum shareholding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years. To illustrate: if an average Director wishes to sell shares in 2023, he/she will have to hold shares with a market value of at least $199,667 prior to and following any sale of shares calculated as of the date of the sale, such $199,667 minimum calculated by taking the average cash stipend of $99,833 paid during the prior two years multiplied by two.

The following table sets forth the compensation earned by our non-employee Directors for our fiscal year ended December 31, 2022:

Director Compensation

						Change in
						Pension Value
						and
		Fees			Non-Equity	Nonqualified
		Earned			Incentive	Deferred
		or Paid in	Stock	Option	Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	Incentive	($)	($)	($)
Alexander Shoghi	2022	125,000	—	—	—	—	—	125,000
Zhao Xiaoqiang	2022	100,000	—	—	—	—	—	100,000
Joshua Cascade	2022	105,000	—	—	—	—	—	105,000
Carole Levine	2022	105,000	—	—	—	—	—	105,000
Lori J. MacPherson	2022	105,000	—	—	—	—	—	105,000

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

On October 25, 2022, the Company amended the employment agreement between the Company and Mr. Stephen G. Berman, Chief Executive Officer and President, and entered into Amendment NO. 7 to Mr. Berman’s Second Amended and Restated Employment Agreement, dated as of November 11, 2010 (the “Berman Agreement”). The terms of Mr. Berman’s Employment Agreement have been amended as follows: (i) to extend the Terms of the Berman Employment Agreement for an additional two years through December 31, 2026; (ii) addition of a performance bonus opportunity for 2025-2026 in a range between twenty-five percent (25%) and three hundred percent (300%) of Base Salary, based upon the level of EBITDA achieved by the Company for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth herein; (iii) provision of an Annual Restricted Stock Unit Grant as provided for under section 3(b) of the Berman Employment Agreement, effective as of January 2025, if a number of shares of Restricted Stock Units granted pursuant to such Annual Restricted Stock Unit Grant equal the lesser of (a) $3,500,000 in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 2.25% of outstanding shares of Common Stock, which shall vest in three equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Mr. Berman (and no cash substitute shall be provided to Mr. Berman) to the extent shares are not available for grant under the Plan as of such date; and provided, further, that the Company shall not be obligated to amend the Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the Plan; and (iv) in consideration of Mr. Berman agreeing to extend the term of his employment agreement, a grant of 183,748 Restricted Stock Units, which shall vest in two equal installments of 91,874 Restricted Stock Units each on October 25, 2025 and October 25, 2026 (provided that Executive remains employed by the Company on such date(s), as applicable.) All capitalized terms used but not defined in the two previous sentences have the meanings ascribed thereto in the Berman Employment Agreement, as amended by the seventh amendment.

On October 25, 2022, the Company amended the employment letter agreement between the Company and Mr. John L. Kimble, Chief Financial Officer and Executive Vice President, and entered into Amendment No. 1 to Mr. Kimble’s Letter Employment Agreement, dated as of November 18, 2019 (the “Kimble Employment Agreement”). The terms of Mr. Kimble’s Employment Agreement have been amended as follows: (i) ) to extend the Term of the Kimble Employment Agreement for an additional two years through December 31, 2026; (ii) modification of existing cash performance bonus opportunity for 2023 – 2026 in a range between twenty-five percent (25%) and two hundred percent (200%) of Base Salary, based upon the level of EBITDA achieved by the Company for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; (iii) modification of the Kimble Employment Agreement captioned “Restricted Stock Awards”, effective as of January 2023, to provide for the annual grant of a number of shares of Restricted Stock Units equal to the lesser of (a) 150% of Base Salary in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 1.50% of outstanding shares of Common Stock, which shall vest in three equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Mr. Kimble (and no cash substitute shall be provided to Mr. Kimble) to the extent shares are not available for grant under the Plan as of such date; and, provided, further, that the Company shall not be obligated to amend the Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the Plan; and (iv) in consideration of Mr. Kimble agreeing to extend the term of his employment agreement, a grant of 41,988 Restricted Stock Units, which shall vest in two equal installments of 20,994 Restricted Stock Units each on October 25, 2025 and October 25, 2026 (provided that Executive remains employed by the Company on such date(s), as applicable.) All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Kimble Employment Agreement, as amended by the first amendment.

On March 31, 2023, the Company amended the employment agreement between the Company and Mr. Stephen G. Berman, Chief Executive Officer and President, and entered into Amendment No. 8 to the Berman Agreement. The terms of Mr. Berman’s Employment Agreement have been amended to increase Mr. Berman’s Base Salary to an annual rate of $1,800,000, effective January 1, 2023, and for each subsequent calendar year during the Term at an annual rate to be determined by the Compensation Committee of the Company’s Board of Directors, but is at least $25,000 more than the annual rate in the immediately preceding year.

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

Employee Benefits Plan

We sponsor for all of our U.S. employees a defined contribution plan under Section 401(k) of the Internal Revenue Code that provides that employees may defer a portion of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation and further subject to federal limitations. We eliminated the match on March 31, 2019. Company matching contributions, which vested immediately, totaled $2.1 million, $1.9 million, and nil for the year ended December 31, 2022, 2021 and 2020, respectively. The Company resumed the match on contributions effective January 1, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 14, 2023 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (3)		Percent of Outstanding Shares (4)
Lawrence I. Rosen	1,875,584	(6)	19.0%
Hong Kong Meisheng Cultural Company Limited	523,954	(5)	5.3
Stephen G. Berman	134,366	(7)	*
John L. Kimble	94,027	(8)	*
John J. McGrath	75,025	(9)	*
Alexander Shoghi	12,564	(10)	*
Zhao Xiaoqiang	9,629	(11)	*
Matthew Winkler	-	(12)	-
Lori MacPherson	-		-
Joshua Cascade	-		-
Carole Levine	-		-
All Directors and executive officers as a group (9 persons)	325,611	(13)	3.3

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 2951 28th Street, Santa Monica, California 90405.
(2)

The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after April 14, 2023. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)

Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares. All share amounts have been adjusted to reflect the 1-10 reverse split effective July 9, 2020.

(4)	Based upon 9,870,927 shares outstanding on April 14, 2023. Does not include, unless noted otherwise, any shares of common stock issuable upon the conversion of any Restricted Stock Units (“RSUs”).
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

(6)

The address of Mr. Rosen is 1578 Sussex Turnpike (Bldg. 5), Randolph, NJ 07689. Possesses shared voting and dispositive power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from a Form 5 filed on January 26, 2023.

(7)

Does not include an aggregate of 512,250 shares of common stock underlying unvested RSUs issued pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as amended to date) which RSUs are further subject to the terms of Restricted Stock Unit Award Agreements with Mr. Berman (the “Berman Agreement”). Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(8)

Does not include 168,699 shares underlying currently unvested RSUs which will vest pursuant to the terms of Mr. Kimble’s November 18, 2019 Employment Agreement (as amended to date), which RSUs are further subject to the terms of our Restricted Stock Unit Award Agreements with Mr. Kimble (the “Kimble Agreement”). The Kimble Agreement provides that Mr. Kimble will forfeit his rights to some or all of such 168,699 RSUs unless certain conditions precedent are met, as described in the Kimble Agreement. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(9)

Does not include an aggregate of 88,142 shares of common stock underlying RSUs issued pursuant to the terms of Mr. McGrath’s March 4, 2010 Employment Agreement (as amended to date) which RSUs are further subject to the terms of a Restricted Stock Unit Award Agreement with Mr. McGrath (the “McGrath Agreement”). Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

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

(12)	Does not include 145,788 shares of preferred stock owned by entities controlled, directly or indirectly, by Mr. Winkler.
(13)

Does not Include any shares underlying RSUs. Does not include the 523,954 shares owned by Hong Kong Meisheng Cultural Company Limited reported above, of which entity Zhao Xiaoqiang is executive director.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a) Transactions with Related Persons

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., (“MC&C”) for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) from the joint venture for the year ended December 31, 2022, 2021 and 2020 was ($330,000), $120,000 and $130,000, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited (“Meisheng”), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the income (loss) from the joint venture for the years ended December 31, 2022, 2021 and 2020 was nil. MC&C is an affiliate of Meisheng and Meisheng holds shares of the Company’s outstanding common stock.

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

Meisheng also serves as a significant manufacturer of the Company. For the year ended December 31, 2022, 2021 and 2020, the Company made inventory-related payments to Meisheng of approximately $120.5 million, $77.7 million and $64.8 million respectively. As of December 31, 2022 and 2021, amounts due to Meisheng for inventory received by the Company, but not paid totaled $9.8 million and $15.9 million, respectively.

A director of the Company is a portfolio manager at Oasis Management. (see Item 8 “Consolidated Financial Statements and Supplementary Data Note 10 - Debt”)

A director of the Company is a director at Benefit Street Partners, who owns 145,788 shares of the Series A Preferred Stock (see Item 8 “Consolidated Financial Statements and Supplementary Data Note 10 - Debt”)

Amounts outstanding under the 2021 BSP Term Loan will bear interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. The 2021 BSP Term Loan matures in June 2027.

The 2021 BSP Term Loan Agreement contains negative covenants, events of default, and the obligations under the 2021 BSP Term Loan Agreement are guaranteed by the Company. The terms, covenants, events of default, and Company obligations are described in more detail in Note 10 – Debt, as well as in the 2021 BSP Term Loan Agreement. As of December 31, 2022, Benefit Street Partners held $68.9 million in principal amount of the 2021 BSP Term Loan.

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

The following are the fees of BDO USA, LLP, our principal accountant (PCAOB ID: 243), for the two years ended December 31, 2022, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2022	2021
Audit Fees	$1,768,655	$1,230,741
Audit Related Fees	4,200	25,700
	$1,772,855	$1,256,441

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2022 and 2021

●	Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020

●	Consolidated Statements of Other Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020

●	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (28)
3.1.2	Certificate of Amendment to Certificate of Designations of Series A Senior Preferred Stock (31)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (32)
3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (34)
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (37)
3.1.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (42)
3.1.7	Amended and Restated Certificate of Designations of Series A Senior Preferred Stock (42)
3.2.1	Second Amended and Restated By-Laws of the Company (28)
3.2.2	Third Amended and Restated By-Laws of the Company (42)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.2.1	Convertible Senior Note due November 7, 2020 (24)
4.2.2	Convertible Senior Note due November 1, 2020 (25)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.3.2	Eleventh Amendment to Credit Agreement dated as of June 14, 2018 by and among Registrant and its wholly-owned U.S. subsidiaries and Wells Fargo Bank, National Association (27)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its U.S. wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
4.7	Term Loan Agreement dated as of June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries and GACP Finance Co., LLC (27)
4.8	Term Note dated June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries in favor of GACP II L.P. (27)

10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.2.2	2021 Amendment to 2002 Stock Award and Incentive Plan (38)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.4.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)
10.4.5	Amendment Number Three dated August 9, 2019 to Mr. Berman’s Second Amended and Restated Employment Agreement (28)
10.4.6*	Amendment Number Four dated November 18, 2019 to Mr. Berman’s Second Amended and Restated Employment Agreement (30)
10.4.7	Amendment Number Five dated February 18, 2021 to Mr. Berman’s Second Amended and Restated Employment Agreement (36)
10.4.8	Amendment Number Six dated September 27, 2021 to Mr. Berman’s Second Amended and Restated Employment Agreement (39)
10.4.9	Amendment Number Seven dated October 25, 2022 to Mr. Berman’s Second Amended and Restated Employment Agreement (43)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.6.1	Form of Restricted Stock Unit Agreement (39)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.7.3	Letter Agreement dated December 27, 2017 between the Company and Joel M. Bennett (23)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
10.8.4	Fourth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 29, 2016 (22)
10.8.5	Fifth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated February 28, 2018 (33)
10.8.6	Sixth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated December 31, 2019 (29)
10.8.7	Seventh Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 18, 2021 (41)
10.8.8	Eighth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 27, 2021 (39)
10.9	Exchange Agreement dated November 7, 2017 between the Company and Oasis Investments II Master Fund Ltd. (24)
10.10	Exchange Agreement dated July 25, 2018 between the Company and Oasis Investments II Master Fund Ltd. (25)

10.11	Employment Agreement between the Company and Brent T. Novak, dated April 1, 2018 (26)
10.11.1	Correction Letter dated February 28, 2019 with respect to Mr. Novak’s Employment Agreement (33)
10.12*	Letter Agreement dated November 18, 2019 between the Company and John L. Kimble (30)
10.12.1	First Amendment to Employment Agreement between the Company and John L. Kimble dated February 18, 2021 (36)
10.12.2	Second Amendment to Employment Agreement between the Company and John L. Kimble dated September 27, 2021 (39)
10.12.3	Second Amendment to Employment Agreement between the Company and John L. Kimble dated October 25, 2022 (43)
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
10.20*

Credit Agreement, dated as of June 2, 2021, by and among JAKKS Pacific, Inc., Disguise, Inc., JAKKS Sales LLC, and Moose Mountain Marketing, Inc., as borrowers, other Loan Parties hereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (40)

10.21*

First Lien Term Loan Facility Credit Agreement, dated as of June 2, 2021, by and among JAKKS Pacific, Inc. and its subsidiaries parties thereto as borrowers, the lenders party thereto, as lenders, and BSP Agency, LLC, as agent (40)

10.21.1*

First Amendment to First Lien Term Loan Facility Credit Agreement, dated as of June 2, 2021, by and among JAKKS Pacific, Inc. and its subsidiaries parties thereto as borrowers, the lenders party thereto, as lenders, and BSP Agency, LLC, as agent (44)

10.22	Termination of Voting Agreement dated August 3, 2022 between the Company and its Preferred Stockholders (45)
10.23	At Market Issuance Sales Agreement between Registrant and B. Riley Securities, Inc. dated October 20, 2022 (46)
14	Code of Ethics (18)
21	Subsidiaries of the Company (**)
23.1	Consent of BDO USA, LLP (**)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (**)
31.2	Rule 13a-14(a)/15d-14(a) Certification of John L. Kimble (**)
32.1	Section 1350 Certification of Stephen G. Berman (**)
32.2	Section 1350 Certification of John L. Kimble (**)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 30, 2016 and incorporated herein by reference.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed December 29, 2017 and incorporated herein by reference.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 11, 2017 and incorporated herein by reference.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 26, 2018 and incorporated herein by reference.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2018 and incorporated herein by reference.

(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 9, 2019 and incorporated herein by reference.
(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed January 2, 2020 and incorporated herein by reference.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 20, 2019 and incorporated herein by reference.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference.
(32)	Filed previously as an annex to the Company’s Schedule 14A filed October 28, 2019 and incorporated herein by reference.
(33)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, filed March 18, 2019, and incorporated herein by reference.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 9, 2020 and incorporated herein by reference.
(35)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 19, 2020 and incorporated herein by reference.
(36)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 19, 2021 and incorporated herein by reference.
(37)	Filed previously as an annex to the Company’s Schedule 14A filed March 16, 2021 and incorporated herein by reference.
(38)	Filed previously as an annex to the Company’s Schedule 14A filed October 8, 2021 and incorporated herein by reference.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 1, 2021 and incorporated herein by reference.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 3, 2021 and incorporated herein by reference.
(41)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 24, 2021 and incorporated herein by reference.
(42)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 15, 2022 and incorporated herein by reference.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 28, 2022 and incorporated herein by reference.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 2, 2022 and incorporated herein by reference.
(45)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2022 and incorporated herein by reference.
(46)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-3/A filed on October 27, 2022 and incorporated herein by reference.

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

Dated: April 14, 2023	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. BERMAN	Director and	April 14, 2023
Stephen G. Berman	Chief Executive Officer

Chief Financial Officer
/s/ JOHN L. KIMBLE	(Principal Financial Officer and	April 14, 2023
John L. Kimble	Principal Accounting Officer)

/s/ CAROLE LEVINE	Director	April 14, 2023
Carole Levine

/s/ JOSHUA CASCADE	Director	April 14, 2023
Joshua Cascade

/s/ MATTHEW WINKLER	Director	April 14, 2023
Matthew Winkler

/s/ ALEXANDER SHOGHI	Director	April 14, 2023
Alexander Shoghi

/s/ LORI MACPHERSON	Director	April 14, 2023
Lori MacPherson

/s/ ZHAO XIAOQIANG	Director	April 14, 2023
Zhao Xiaoqiang