Form 10-Q
period 2023-03-31
JAKKS PACIFIC INC
filed 2023-05-10
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-28104

JAKKS Pacific, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 9,870,927 as of May 10, 2023.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2023

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss	4
	Condensed Consolidated Statements of Stockholders' Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	27

Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

Assets	March 31, 2023	December 31, 2022
	(Unaudited)
Current assets
Cash and cash equivalents	$38,103	$85,297
Restricted cash	198	193
Accounts receivable, net of allowances for credit losses of $3,226 and $2,865 at March 31, 2023 and December 31, 2022, respectively	85,171	102,771
Inventory	63,988	80,619
Prepaid expenses and other assets	12,849	6,331
Total current assets	200,309	275,211
Property and equipment
Office furniture and equipment	10,077	10,064
Molds and tooling	114,098	113,714
Leasehold improvements	6,493	6,659
Total	130,668	130,437
Less accumulated depreciation and amortization	114,499	115,575
Property and equipment, net	16,169	14,862
Operating lease right-of-use assets, net	17,634	19,913
Other long-term assets	2,387	2,469
Deferred income tax assets, net	57,804	57,804
Goodwill	35,083	35,083
Total assets	$329,386	$405,342
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$27,714	$33,687
Accounts payable – Meisheng (related party)	8,024	9,820
Accrued expenses	27,006	37,998
Reserve for sales returns and allowances	41,064	51,877
Income taxes payable	6,241	8,165
Short term operating lease liabilities	10,009	10,746
Short term debt, net	2,475	25,529
Total current liabilities	122,533	177,822
Long term operating lease liabilities	8,095	9,863
Debt, non-current portion, net of issuance costs and debt discounts	26,969	41,622
Preferred stock derivative liability	21,771	21,918
Income taxes payable	2,941	2,929
Total liabilities	182,309	254,154

Preferred stock accrued dividends, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	4,857	4,490

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,870,927 and 9,742,236 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	275,695	275,187
Accumulated deficit	(117,331)	(112,018)
Accumulated other comprehensive loss	(17,150)	(17,482)
Total JAKKS Pacific, Inc. stockholders' equity	141,224	145,697
Non-controlling interests	996	1,001
Total stockholders' equity	142,220	146,698
Total liabilities, preferred stock and stockholders' equity	$329,386	$405,342

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2023	2022
Net sales	$107,484	$120,881
Cost of sales:
Cost of goods	58,304	72,058
Royalty expense	16,654	17,690
Amortization of tools and molds	1,089	1,216
Cost of sales	76,047	90,964
Gross profit	31,437	29,917
Direct selling expenses	7,741	4,902
General and administrative expenses	27,994	25,153
Depreciation and amortization	102	596
Selling, general and administrative expenses	35,837	30,651
Loss from operations	(4,400)	(734)
Other income (expense), net	438	86
Change in fair value of preferred stock derivative liability	147	(645)
Interest income	117	3
Interest expense	(3,003)	(2,202)
Loss before provision for (benefit from) income taxes	(6,701)	(3,492)
Provision for (benefit from) income taxes	(1,383)	417
Net loss	(5,318)	(3,909)
Net loss attributable to non-controlling interests	(5)	(100)
Net loss attributable to JAKKS Pacific, Inc.	$(5,313)	$(3,809)
Net loss attributable to common stockholders	$(5,680)	$(4,155)
Loss per share - basic and diluted	$(0.58)	$(0.43)
Shares used in loss per share - basic and diluted	9,871	9,588
Comprehensive loss	$(4,986)	$(4,571)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(4,981)	$(4,471)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

Three Months Ended March 31, 2023
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.
		Additional		Other	Stockholders'	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	(Deficit)	Interests	Equity
Balance, December 31, 2022	$10	$275,187	$(112,018)	$(17,482)	$145,697	$1,001	$146,698
Share-based compensation expense	—	2,089	—	—	2,089	—	2,089
Repurchase of common stock for employee tax withholding	—	(1,214)	—	—	(1,214)	—	(1,214)
Preferred stock accrued dividends	—	(367)	—	—	(367)	—	(367)
Net loss	—	—	(5,313)	—	(5,313)	(5)	(5,318)
Foreign currency translation adjustment	—	—	—	332	332	—	332
Balance, March 31, 2023	$10	$275,695	$(117,331)	$(17,150)	$141,224	$996	$142,220

Three Months Ended March 31, 2022
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.
		Additional		Other	Stockholders'	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	(Deficit)	Interests	Equity
Balance, December 31, 2021	$10	$272,941	$(203,431)	$(12,952)	$56,568	$1,331	$57,899
Share-based compensation expense	—	870	—	—	870	—	870
Repurchase of common stock for employee tax withholding	—	(644)	—	—	(644)	—	(644)
Preferred stock accrued dividends	—	(346)	—	—	(346)	—	(346)
Net loss	—	—	(3,809)	—	(3,809)	(100)	(3,909)
Foreign currency translation adjustment	—	—	—	(662)	(662)	—	(662)
Balance, March 31, 2022	$10	$272,821	$(207,240)	$(13,614)	$51,977	$1,231	$53,208

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	(Unaudited)
	2023	2022
Cash flows from operating activities
Net loss	$(5,318)	$(3,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) credit losses	380	(39)
Depreciation and amortization	1,191	1,812
Write-off and amortization of debt discount	692	94
Write-off and amortization of debt issuance costs	399	123
Share-based compensation expense	2,089	870
Gain on disposal of property and equipment	(18)	—
Change in fair value of preferred stock derivative liability	(147)	645
Changes in operating assets and liabilities:
Accounts receivable	17,220	43,703
Inventory	16,631	(1,352)
Prepaid expenses and other assets	(6,515)	(6,540)
Accounts payable	(4,704)	(14,328)
Accounts payable - Meisheng (related party)	(2,073)	(389)
Accrued expenses	(10,992)	(16,475)
Reserve for sales returns and allowances	(10,813)	(6,910)
Income taxes payable	(1,912)	201
Other liabilities	(226)	(242)
Total adjustments	1,202	1,173
Net cash used in operating activities	(4,116)	(2,736)
Cash flows from investing activities
Purchases of property and equipment	(3,490)	(1,817)
Proceeds from sale of property and equipment	18	—
Net cash used in investing activities	(3,472)	(1,817)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(1,214)	(644)
Repayment of credit facility borrowings	—	(13,000)
Proceeds from credit facility borrowings	—	13,000
Repayment of 2021 BSP Term Loan	(38,719)	(248)
Net cash used in financing activities	(39,933)	(892)
Net decrease in cash, cash equivalents and restricted cash	(47,521)	(5,445)
Effect of foreign currency translation	332	(662)
Cash, cash equivalents and restricted cash, beginning of period	85,490	45,332
Cash, cash equivalents and restricted cash, end of period	$38,301	$39,225
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$550	$220
Cash paid for interest	$1,906	$1,967

As of March 31, 2023 and 2022, there was $2.6 million and $3.3 million, respectively, of property and equipment purchases included in accounts payable.

See Notes 1, 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2022.

The information provided in this report reflects all adjustments (consisting solely of normal recurring items) that are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods presented. Interim results are not necessarily, especially given seasonality, indicative of results to be expected for a full year.

The condensed consolidated financial statements include the accounts of JAKKS Pacific, Inc. and its wholly-owned subsidiaries (collectively, “the Company”). The condensed consolidated financial statements also include the accounts of JAKKS Meisheng Trading (Shanghai) Limited, a joint venture with Meisheng Cultural & Creative Corp., Ltd., and JAKKS Meisheng Animation (HK) Limited, a joint venture with Hong Kong Meisheng Cultural Company Limited.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new standard was initially effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10 which deferred the effective date of ASU 2016-13 by three years for Smaller Reporting Companies. As a result, the effective date for the standard is fiscal years beginning after December 15, 2022, and interim periods therein, and early adoption is permitted. The Company adopted ASU 2016-13 and its related amendments on January 1, 2023. The adoption of this new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” The ASUs provide temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in ASU 2020-04 apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. In December 2022, the FASB issued ASU 2022-06 which extended the effective date of the new standard to fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. In Q1 2023, the Company entered into amendments to its 2021 BSP Term Loan Agreement and its JPMorgan ABL Credit Agreement, which transitioned the interest reference rate on its term loan and revolving line of credit from LIBOR to the Secured Overnight Financing Rate (“SOFR”) (See Note 5 – Debt and Note 6 – Credit Facilities). The Company is currently evaluating the impact that the adoption of this new guidance will have on its condensed consolidated financial statements.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

Note 2 — Business Segments, Geographic Data and Sales by Major Customers

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2023 and 2022 and as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

`	Three Months Ended
	March 31,
	2023	2022
Net Sales
Toys/Consumer Products	$97,893	$111,123
Costumes	9,591	9,758
	$107,484	$120,881

	Three Months Ended
	March 31,
	2023	2022
Income (Loss) from Operations
Toys/Consumer Products	$(1,161)	$2,007
Costumes	(3,239)	(2,741)
	$(4,400)	$(734)

	Three Months Ended
	March 31,
	2023	2022
Depreciation and Amortization Expense
Toys/Consumer Products	$1,160	$1,725
Costumes	31	87
	$1,191	$1,812

	March 31,	December 31,
	2023	2022
Assets
Toys/Consumer Products	$298,215	$377,605
Costumes	31,171	27,737
	$329,386	$405,342

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Long-lived Assets
China	$15,608	$14,161
United States	15,224	17,383
Hong Kong	1,931	2,142
United Kingdom	936	974
Mexico	64	69
Canada	40	46
	$33,803	$34,775

	Three Months Ended
	March 31,
	2023	2022
Net Sales by Customer Area
United States	$80,443	$97,050
Europe	10,162	13,389
Latin America	9,204	2,385
Canada	4,054	3,379
Australia & New Zealand	1,608	1,491
Asia	1,380	2,076
Middle East & Africa	633	1,111
	$107,484	$120,881

Major Customers

Net sales to major customers for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2023		2022
		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales
Target	$29,404	27.4%	$35,670	29.5%
Wal-Mart	23,283	21.7	23,020	19.0
Amazon	6,601	6.1	14,016	11.6
	$59,288	55.2%	$72,706	60.1%

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

March 31, 2023

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$55	$69
Finished goods	63,933	80,550
	$63,988	$80,619

As of March 31, 2023 and December 31, 2022, the inventory obsolescence reserve was $9.8 million and $9.0 million, respectively.

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

The Company disaggregates its revenues from contracts with customers by reporting segment: Toys/Consumer Products and Costumes. The Company further disaggregates revenues by major geographic regions (See Note 2 - Business Segments, Geographic Data and Sales by Major Customers, for further information).

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

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the three months ended March 31, 2023 and 2022, shipping and handling costs were $1.9 million and $1.5 million, respectively.

The Company’s reserve for sales returns and allowances amounted to $41.1 million as of March 31, 2023, compared to $51.9 million as of December 31, 2022.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

Note 5 — Debt

Term Loan

Term loan consists of the following (in thousands):

	March 31, 2023			December 31, 2022
		Debt Discount/			Debt Discount/
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs*	Amount	Amount	Costs*	Amount
2021 BSP Term Loan	$30,183	$(739)	$29,444	$68,901	$(1,750)	$67,151

* The term loan was valued using the discounted cash flow method to determine the implied debt discount. The debt discount and issuance costs are amortized over the life of the term loan on a straight-line basis which approximates the effective interest method.

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a First Lien Term Loan Facility Credit Agreement (the “2021 BSP Term Loan Agreement”) with Benefit Street Partners L.L.C., as Sole Lead Arranger, and BSP Agency, LLC, as agent, for a $99.0 million first-lien secured term loan (the “Initial Term Loan”) and a $19.0 million delayed draw term loan (the “Delayed Draw Term Loan” and collectively, the “2021 BSP Term Loan”). Net proceeds from the issuance of the 2021 BSP Term Loan, after deduction of $2.2 million in closing fees and $0.5 million of other administrative fees paid directly to the lenders, totaled $96.3 million. These fees are amortized over the life of the 2021 BSP Term Loan on a straight-line basis which approximates the effective interest method. Proceeds from the Initial Term Loan, together with available cash from the Company, were used to repay the Company’s former term loan (the “2019 Recap Term Loan” formerly known as the “New Term Loan” in prior filings) under the agreement dated as of August 9, 2019 with Cortland Capital Market Services LLC, as agent for certain investor parties. The Delayed Draw Term Loan provision was designed to provide necessary capital to redeem any of the Company’s outstanding 3.25% convertible senior notes due 2023, upon their maturity, which, upon repayment of the 2019 Recap Term Loan, accelerated to no later than 91 days from the repayment of the 2019 Recap Term Loan, or September 1, 2021. On July 29, 2021, the Company terminated its Delayed Draw Term Loan option as it determined it had sufficient liquidity to fund any outstanding convertible senior notes that remained upon maturity.

Amounts outstanding under the 2021 BSP Term Loan bear interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. The 2021 BSP Term Loan matures in June 2027.

In January 2023, the Company entered into a second amendment for its 2021 BSP Term Loan Agreement, which transitioned the interest reference rate on its 2021 BSP Term Loan from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The new interest reference rate for the 2021 BSP Term Loan will be effective on April 1, 2023. In addition to the transition to SOFR, the amendment also includes a constant 0.10% spread adjustment until the maturity of the 2021 BSP Term Loan.

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

March 31, 2023

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

On March 3, 2023, as required by the terms within the 2021 BSP Term Loan Agreement under the Excess Cash Flow (“ECF”) Sweep provision, the Company made a mandatory $23.1 million payment towards the outstanding principal amount of the 2021 BSP Term Loan.

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

The agent and Sole Lead Arranger under the 2021 BSP Term Loan are affiliates of an affiliate of the Company, which affiliate, at the time of refinancing, owned common stock, and the 3.25% convertible senior notes due 2023 of the Company as well as the Company’s outstanding Series A Preferred Stock.

Amortization expense classified as interest expense related to the $0.3 million of debt issuance costs associated with the issuance of the 2021 BSP Term Loan was $26,784 for the three months ended March 31, 2023, and $43,584 for the three months ended March 31, 2022.

Amortization expense classified as interest expense related to the $0.7 million debt discount associated with the issuance of the 2021 BSP Term Loan was $57,867 for the three months ended March 31, 2023, and $94,164 for the three months ended March 31, 2022.

The fair value of the Company’s 2021 BSP Term Loan is considered Level 3 fair value (see Note 15 – Fair Value Measurements for further discussion of the fair value hierarchy) and are measured using the discounted future cash flow method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a debt security with comparable risk. This assumption is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. The estimated fair value of the 2021 BSP Term Loan was $31.0 million and $69.3 million as of March 31, 2023 and December 31, 2022, respectively, compared to a carrying value of $30.2 million and $68.9 million as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the Company was in compliance with the financial covenants under the 2021 BSP Term Loan Agreement.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

Note 6 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility (the “JPMorgan ABL Facility”). The JPMorgan ABL Credit Agreement replaced the Company’s existing asset-based revolving credit agreement, dated as of March 27, 2014 (the “Wells Fargo ABL Facility,” formerly known as the “Amended ABL Facility” in prior filings), with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility will bear interest at either (i) LIBOR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026. As of March 31, 2023, the weighted average interest rate on the credit facility with JPMorgan Chase Bank was nil.

In March 2023, the Company entered into a first amendment for its JPMorgan ABL Credit Agreement, which transitioned the interest reference rate on its JPMorgan ABL Facility from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The new interest reference rate for the ABL Facility became effective on March 16, 2023. Any amounts borrowed under the JPMorgan ABL Facility will bear interest at either (i) SOFR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) plus a constant 0.10% spread adjustment or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor).

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

As of March 31, 2023, the amount of outstanding borrowings was nil and the total excess borrowing availability was $41.4 million.

As of March 31, 2023, off-balance sheet arrangements include letters of credit issued by JPMorgan of $17.2 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 (i.e., JPMorgan ABL Credit Agreement) was $0.1 million for the three months ended March 31, 2023 and March 31, 2022.

As of March 31, 2023, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

Note 7 — Income Taxes

The Company’s income tax benefit of $1.4 million for the three months ended March 31, 2023, reflects an effective tax rate of 20.6%. The Company’s income tax expense of $0.4 million for the three months ended March 31, 2022, reflects an effective tax rate of (11.9)%. The tax benefit for the three months ended March 31, 2023, primarily relates to discrete items and the tax benefit related to the overall worldwide loss (i.e. federal, state, and foreign). The tax expense for the three months ended March 31, 2022 primarily relates to foreign income taxes and discrete items.

Note 8 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
Loss per share - basic and diluted	2023	2022
Net loss	$(5,318)	$(3,909)
Net loss attributable to non-controlling interests	(5)	(100)
Net loss attributable to JAKKS Pacific, Inc.	(5,313)	(3,809)
Preferred stock dividend *	367	346
Net loss attributable to common stockholders **	$(5,680)	$(4,155)
Weighted average common shares outstanding - basic and diluted	9,871	9,588
Loss per share available to common stockholder - basic and diluted	$(0.58)	$(0.43)

* The 200,000 shares issued and outstanding are non-participating.

** Net loss attributable to common stockholders was computed by deducting preferred dividends of $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units to the extent they are dilutive). Potentially dilutive restricted stock units of 494,106 and 310,907 for the three months ended March 31, 2023 and 2022, respectively, were excluded from the computation of diluted loss per share since they would have been anti-dilutive.

Note 9 — Common Stock and Preferred Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

During 2022, certain employees, including two executive officers, surrendered an aggregate of 113,162 shares of restricted stock units for $1.4 million to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 149,238 shares of restricted stock granted in 2019 with a value of approximately $2.2 million was forfeited during 2022.

During 2023, certain employees, including two executive officers, surrendered an aggregate of 69,358 shares of restricted stock for $1.2 million to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 2,206 shares of restricted stock granted in 2019 with the value of approximately $41,000 was forfeited during 2023.

No dividend was declared or paid in the three months ended March 31, 2023 and 2022.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of March 31, 2023, the Company has not sold any shares of common stock under the ATM Agreement.

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

As of March 31, 2023, the Company has not sold any securities pursuant to its shelf registration statement.

Redeemable Preferred Stock

On August 9, 2019, the Company entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization Transaction”) among various investor parties to recapitalize the Company’s balance sheet. In connection with the Recapitalization Transaction, the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of March 31, 2023 and December 31, 2022, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends have been declared or paid. For the three months ended March 31, 2023 and 2022, the Company recorded $0.4 million and $0.3 million, respectively, of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

March 31, 2023

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

The Company considers the repurchase option to have no value as the likelihood is remote that this event, within the Company’s control, would ever occur. The liability is accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company's condensed consolidated statements of operations (see Note 15 – Fair Value Measurement). The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was based on management’s estimates of the probability of a change of control event occurring.

Accordingly, these two embedded derivatives are accounted for separately from the Series A Preferred Stock at fair value.

As of March 31, 2023, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $4.9 million, and the redemption provision, as a bifurcated derivative, is recorded as a long-term liability with an estimated value of $21.8 million. As of December 31, 2022, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $4.5 million, and the redemption provision, as a bifurcated derivative, is recorded as a long-term liability with an estimated value of $21.9 million.

As of March 31, 2023, the Series A Preferred Stock had a carrying value of $24.9 million and a liquidation value of $37.3 million. As of December 31, 2022, the Series A Preferred Stock had a carrying value of $24.5 million and a liquidation value of $36.7 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2023	2022
Balance, January 1,	$4,490	$3,074
Preferred stock accrued dividends	367	346
Balance, March 31,	$4,857	$3,420

Note 10 — Joint Ventures

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., Ltd., (“MC&C”) for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the loss was $5,000 and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for the three months ended March 31, 2023 and 2022 was nil.

Note 11 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. For the three months ended March 31, 2023, there were no events or circumstances that indicated that an impairment loss may have been incurred.

Note 12 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(5,318)	$(3,909)
Other comprehensive income (loss):
Foreign currency translation adjustment	332	(662)
Comprehensive loss	(4,986)	(4,571)
Less: Comprehensive loss attributable to non-controlling interests	(5)	(100)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(4,981)	$(4,471)

Note 13 — Litigation and Contingencies

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

March 31, 2023

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

The following table summarizes the total share-based compensation expense recognized for the three months ended March 31, 2023 and 2022 (in thousands)

	Three Months Ended
	March 31,
	2023	2022
Share-based compensation expense	$2,089	$870

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the three months ended March 31, 2023 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	1,408,586	$12.82
Granted	278,081	17.49
Vested	(191,423)	8.44
Outstanding, March 31, 2023	1,495,244	14.25

As of March 31, 2023, there was $17.4 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.

Note 15 — Fair Value Measurements

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

March 31, 2023

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

The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements
	as of March 31, 2023
	Level 1	Level 2	Level 3

Preferred stock derivative liability	$—	$—	$21,771

	Fair Value Measurements
	as of December 31, 2022
	Level 1	Level 2	Level 3

Preferred stock derivative liability	$—	$—	$21,918

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Preferred stock derivative liability	2023	2022
Balance, January 1,	$21,918	$21,282
Change in fair value	(147)	645
Balance, March 31,	$21,771	$21,927

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

	Fair Value As of March 31, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(In thousands)
Preferred Stock Derivative Liability	$21,771	Discounted Cash Flow	Change-in-control probability assumptions	Range: 10% to 40% (27.2%)
			Timing of change-in-control assumptions	Range: 1 to 10 years (4.16 years)
			Discount Rate	Range: 18.16% to 18.91% (18.59%)
			Implied yield*	11.41%*

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

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

*Represents the implied yield of the 2021 BSP Term Loan

The Company’s cash and cash equivalents including restricted cash, accounts receivable, accounts payable, and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value due to the short-term nature of the instruments.

Note 16 — Related Party Transactions

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

Meisheng also serves as a significant manufacturer of the Company. For the three months ended March 31, 2023 and 2022, the Company made inventory-related payments to Meisheng of approximately $9.3 million and $15.5 million, respectively. As of March 31, 2023 and December 31, 2022, amounts due to Meisheng for inventory received by the Company, but not paid totaled $8.0 million and $9.8 million, respectively.

A director of the Company is a director at Benefit Street Partners, who owns 145,788 shares of the Series A Preferred Stock (see Note 9 – Common Stock and Preferred Stock). As of March 31, 2023, a division of Benefit Street Partners held $30.2 million in principal amount of the 2021 BSP Term Loan (see Note 5 - Debt).

Note 17 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of March 31,2023 and December 31, 2022 consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Royalty advances	$5,767	$1,822
Prepaid expenses	4,482	994
Income tax receivable	2,220	2,217
Employee retention credit	265	1,179
Other assets	115	119
Prepaid expenses and other assets	$12,849	$6,331

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and notes thereto, which appear elsewhere herein.

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this Report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” or other words of a similar import, we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based upon information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors (e.g., see “Risk Factors”) that could cause our actual results to differ materially from our current expectations elsewhere in this Report. You should understand that forward-looking statements made in this Report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

Critical Accounting Estimates

Our critical accounting policies and estimates are included in the 2022 Annual Report on Form 10-K and did not materially change during the first three months of 2023.

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended March 31,
	(Unaudited)
	2023	2022
Net sales	100.0%	100.0%
Cost of sales:
Cost of goods	54.3	59.6
Royalty expense	15.5	14.6
Amortization of tools and molds	1.0	1.1
Cost of sales	70.8	75.3
Gross profit	29.2	24.7
Direct selling expenses	7.2	4.1
General and administrative expenses	26.0	20.8
Depreciation and amortization	0.1	0.5
Selling, general and administrative expenses	33.3	25.4
Loss from operations	(4.1)	(0.7)
Other income (expense), net	0.4	0.1
Change in fair value of preferred stock derivative liability	0.1	(0.5)
Interest income	0.1	—
Interest expense	(2.8)	(1.8)
Loss before provision for (benefit from) income taxes	(6.3)	(2.9)
Provision for (benefit from) income taxes	(1.3)	0.3
Net loss	(5.0)	(3.2)
Net loss attributable to non-controlling interests	—	(0.1)
Net loss attributable to JAKKS Pacific, Inc.	(5.0)%	(3.1)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended March 31,
	(Unaudited)
	2023	2022
Net Sales
Toys/Consumer Products	$97,893	$111,123
Costumes	9,591	9,758
	107,484	120,881
Cost of Sales
Toys/Consumer Products	68,671	82,966
Costumes	7,376	7,998
	76,047	90,964
Gross Profit
Toys/Consumer Products	29,222	28,157
Costumes	2,215	1,760
	$31,437	$29,917

Comparison of the Three Months Ended March 31, 2023 and 2022

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $97.9 million for the three months ended March 31, 2023 compared to $111.1 million for the prior year period, representing a decrease of $13.2 million, or 11.9%. The decrease was primarily driven by lower sales in North America, which was down $14.6 million, or 15.8%.

Costumes. Net sales of our Costumes segment were $9.6 million for the three months ended March 31, 2023 compared to $9.8 million for the prior year period, representing a decrease of $0.2 million, or 2.0%.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $68.7 million, or 70.2% of related net sales for the three months ended March 31, 2023 compared to $83.0 million, or 74.7% of related net sales for the prior year period, representing a decrease of $14.3 million, or 17.2%. The decrease in dollars is related to lower overall sales. The decrease as a percentage of net sales, year over year, is primarily due to lower freight costs.

Costumes. Cost of sales of our Costumes segment was $7.4 million, or 77.1% of related net sales for the three months ended March 31, 2023, compared to $8.0 million, or 81.6% of related net sales for the prior year period, representing a decrease in dollars of $0.6 million, or 7.5%. The decrease is related to lower product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $35.8 million for the three months ended March 31, 2023 compared to $30.7 million for the prior year period constituting 33.3% and 25.4% of net sales, respectively. Selling, general and administrative expenses were primarily due to higher warehouse and storage costs.

Interest Expense

Interest expense was $3.0 million for the three months ended March 31, 2023, as compared to $2.2 million in the prior year period. During the three months ended March 31, 2023, we incurred interest expense of $2.5 million related to our 2021 BSP Term Loan, $0.1 million related to our revolving credit facility and $0.4 million related to other borrowing costs. During the three months ended March 31, 2022, we incurred interest expense of $2.0 million related to our 2021 BSP Term Loan and $0.2 million related to our revolving credit facility.

Provision For (Benefit From) Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $1.4 million, or an effective tax rate of 20.6%, for the three months ended March 31, 2023. During the comparable period in 2022, our income tax expense was $0.4 million, or an effective tax rate of (11.9)%.

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

Liquidity and Capital Resources

As of March 31, 2023, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $77.8 million, compared to $97.4 million as of December 31, 2022, representing a decrease in working capital of $19.6 million during the three-month period ended March 31, 2023. The decrease in working capital is primarily attributable to the $38.7 million of principal payments made during the quarter related to our 2021 BSP Term Loan. $23.1 million was related to the ECF Sweep provision and was classified as short-term debt and $15.6 million was related to the principal payments on the non-current portion of the 2021 BSP Term Loan.

Operating activities used net cash of $4.1 million during the three months ended March 31, 2023, as compared to net cash used of $2.7 million in the prior year period. The increase in net cash used in operating activities year-over-year is primarily due to a higher net loss. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 21% payable on net sales of such products. As of March 31, 2023, these agreements required future aggregate minimum royalty guarantees of $67.8 million exclusive of $5.8 million in advances already paid. Of this $67.8 million future minimum royalty guarantee, $38.9 million is due over the next twelve months.

Investing activities used net cash of $3.5 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Financing activities used net cash of $39.9 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. The cash used in financing activities during the three months ended March 31, 2023, primarily consists of the repayment of our 2021 BSP Term Loan of $38.7 million and the repurchase of common stock for employee tax withholding of $1.2 million. The cash used in financing activities during the three months ended March 31, 2022, primarily consists of the repayment of our 2021 BSP Term Loan of $0.2 million and the repurchase of common stock for employee tax withholding of $0.6 million.

As of March 31, 2023, we have $30.2 million of outstanding indebtedness under our first-lien secured term loan (the “2021 BSP Term Loan Agreement”) and we have no outstanding indebtedness under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $17.2 million in letters of credit.

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

On January 3, 2023, as permitted by the terms within the 2021 BSP Term Loan Agreement, we made a voluntary $15.0 million prepayment towards the outstanding principal amount of the 2021 BSP Term Loan and incurred a $0.2 million prepayment penalty.

On March 3, 2023, as required by the terms within the 2021 BSP Term Loan Agreement under the Excess Cash Flow (“ECF”) Sweep provision, we made a mandatory $23.1 million payment towards the outstanding principal amount of the 2021 BSP Term Loan.

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

We were in compliance with the financial covenants under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement as of March 31, 2023.

See Note 5 – Debt and Note 6 – Credit Facilities for additional information pertaining to our Debt and Credit Facilities.

As of March 31, 2023 and December 31, 2022, we held cash and cash equivalents, including restricted cash, of $38.3 million and $85.5 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $33.9 million and $39.4 million as of March 31, 2023 and December 31, 2022, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of March 31, 2023.

Our primary sources of working capital are cash flows from operations and borrowings under our JPMorgan ABL Facility (see Note 6 – Credit Facilities).

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

As of March 31, 2023 off-balance sheet arrangements include letters of credit issued by JPMorgan of $17.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our 2021 BSP Term Loan (see Note 5 – Debt) and our JPMorgan ABL Facility (see Note 6 – Credit Facilities). As of March 31, 2023, we have $30.2 million of outstanding indebtedness under our BSP Term Loan which is due June 2027 with interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. Borrowings under our JPMorgan ABL Facility bear interest at either (i) LIBOR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). Borrowings under the 2021 BSP Term Loan and JPMorgan ABL Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. No borrowings were made under the revolving credit facility during the three-month period ended March 31, 2023.

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

Item 1A. Risk Factors

Risk factors with respect to us and our business are contained in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the risk factors previously disclosed in such filing. The disclosures made in this Quarterly Report should be reviewed together with the risk factors contained therein.

Item 6. Exhibits

Number	Description
10.1	Amendment No. 8 to the Employment Agreement of Stephen G. Berman (1)
10.2	Amendment No. 8 to the Employment Agreement of John a/k/a Jack McGrath (2)
10.3	Assignment Agreement dated March 7, 2023 with John a/k/a Jack McGrath (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 31, 2023 and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 10, 2023 and incorporated herein by reference.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 10, 2023	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)