Form 10-Q
period 2023-06-30
JAKKS PACIFIC INC
filed 2023-08-14
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-28104

JAKKS Pacific, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 10,073,264 as of August 14, 2023.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2023

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Income	4
	Condensed Consolidated Statements of Stockholders' Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	29

Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

Assets	June 30, 2023	December 31, 2022
	(Unaudited)
Current assets
Cash and cash equivalents	$32,228	$85,297
Restricted cash	203	193
Accounts receivable, net of allowances for credit losses of $3,022 and $2,865 at June 30, 2023 and December 31, 2022, respectively	132,479	102,771
Inventory	65,059	80,619
Prepaid expenses and other assets	11,227	6,331
Total current assets	241,196	275,211
Property and equipment
Office furniture and equipment	10,115	10,064
Molds and tooling	117,472	113,714
Leasehold improvements	6,504	6,659
Total	134,091	130,437
Less accumulated depreciation and amortization	116,813	115,575
Property and equipment, net	17,278	14,862
Operating lease right-of-use assets, net	15,249	19,913
Other long-term assets	2,331	2,469
Deferred income tax assets, net	57,804	57,804
Goodwill	35,083	35,083
Total assets	$368,941	$405,342
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$57,768	$33,687
Accounts payable – Meisheng (related party)	18,612	9,820
Accrued expenses	46,448	37,998
Reserve for sales returns and allowances	37,851	51,877
Income taxes payable	5,808	8,165
Short term operating lease liabilities	9,226	10,746
Short term debt, net	—	25,529
Total current liabilities	175,713	177,822
Long term operating lease liabilities	6,220	9,863
Debt, non-current portion, net of issuance costs and debt discounts	—	41,622
Preferred stock derivative liability	27,793	21,918
Income taxes payable	2,971	2,929
Total liabilities	212,697	254,154

Preferred stock accrued dividends, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	5,230	4,490

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,870,927 and 9,742,236 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	277,178	275,187
Accumulated deficit	(110,876)	(112,018)
Accumulated other comprehensive loss	(16,021)	(17,482)
Total JAKKS Pacific, Inc. stockholders' equity	150,291	145,697
Non-controlling interests	723	1,001
Total stockholders' equity	151,014	146,698
Total liabilities, preferred stock and stockholders' equity	$368,941	$405,342

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2023	2022	2023	2022
Net sales	$166,933	$220,422	$274,417	$341,303
Cost of sales:
Cost of goods	86,156	121,850	144,460	193,908
Royalty expense	27,279	35,704	43,933	53,394
Amortization of tools and molds	2,300	1,978	3,389	3,194
Cost of sales	115,735	159,532	191,782	250,496
Gross profit	51,198	60,890	82,635	90,807
Direct selling expenses	3,980	6,838	11,721	11,740
General and administrative expenses	30,677	29,514	58,671	54,667
Depreciation and amortization	93	578	195	1,174
Selling, general and administrative expenses	34,750	36,930	70,587	67,581
Intangibles impairment	—	300	—	300
Income from operations	16,448	23,660	12,048	22,926
Loss from joint ventures	(565)	—	(565)	—
Other income (expense), net	38	183	476	269
Change in fair value of preferred stock derivative liability	(6,022)	6,029	(5,875)	5,384
Loss on debt extinguishment	(1,023)	—	(1,023)	—
Interest income	86	6	203	9
Interest expense	(1,302)	(2,337)	(4,305)	(4,539)
Income before provision for income taxes	7,660	27,541	959	24,049
Provision for income taxes	1,478	1,334	95	1,751
Net income	6,182	26,207	864	22,298
Net loss attributable to non-controlling interests	(273)	(353)	(278)	(453)
Net income attributable to Jakks Pacific, Inc.	$6,455	$26,560	$1,142	$22,751
Net income attributable to common stockholders	$6,082	$26,209	$402	$22,054
Earnings per share - basic	$0.62	$2.73	$0.04	$2.30
Shares used in earnings per share - basic	9,871	9,588	9,871	9,588
Earnings per share - diluted	$0.58	$2.61	$0.04	$2.21
Shares used in earnings per share - diluted	10,532	10,037	10,428	9,978
Comprehensive income	$7,311	$24,056	$2,325	$19,485
Comprehensive income attributable to JAKKS Pacific, Inc.	$7,584	$24,409	$2,603	$19,938

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

Three and Six Months Ended June 30, 2023
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2022	$10	$275,187	$(112,018)	$(17,482)	$145,697	$1,001	$146,698
Share-based compensation expense	—	2,089	—	—	2,089	—	2,089
Repurchase of common stock for employee tax withholding	—	(1,214)	—	—	(1,214)	—	(1,214)
Preferred stock accrued dividends	—	(367)	—	—	(367)	—	(367)
Net loss	—	—	(5,313)	—	(5,313)	(5)	(5,318)
Foreign currency translation adjustment	—	—	—	332	332	—	332
Balance, March 31, 2023	10	275,695	(117,331)	(17,150)	141,224	996	142,220
Share-based compensation expense	—	1,856	—	—	1,856	—	1,856
Preferred stock accrued dividends	—	(373)	—	—	(373)	—	(373)
Net income (loss)	—	—	6,455	—	6,455	(273)	6,182
Foreign currency translation adjustment	—	—	—	1,129	1,129	—	1,129
Balance, June 30, 2023	$10	$277,178	$(110,876)	$(16,021)	$150,291	$723	$151,014

Three and Six Months Ended June 30, 2022
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2021	$10	$272,941	$(203,431)	$(12,952)	$56,568	$1,331	$57,899
Share-based compensation expense	—	870	—	—	870	—	870
Repurchase of common stock for employee tax withholding	—	(644)	—	—	(644)	—	(644)
Preferred stock accrued dividends	—	(346)	—	—	(346)	—	(346)
Net loss	—	—	(3,809)	—	(3,809)	(100)	(3,909)
Foreign currency translation adjustment	—	—	—	(662)	(662)	—	(662)
Balance, March 31, 2022	10	272,821	(207,240)	(13,614)	51,977	1,231	53,208
Share-based compensation expense	—	1,155	—	—	1,155	—	1,155
Preferred stock accrued dividends	—	(351)	—	—	(351)	—	(351)
Net income (loss)	—	—	26,560	—	26,560	(353)	26,207
Foreign currency translation adjustment	—	—	—	(2,151)	(2,151)	—	(2,151)
Balance, June 30, 2022	$10	$273,625	$(180,680)	$(15,765)	$77,190	$878	$78,068

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	(Unaudited)
	2023	2022
Cash flows from operating activities
Net income	$864	$22,298
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	187	207
Depreciation and amortization	3,584	4,368
Write-off and amortization of debt discount	714	188
Write-off and amortization of debt issuance costs	488	245
Share-based compensation expense	3,945	2,025
(Gain) loss on disposal of property and equipment	4	(48)
Loss on debt extinguishment	1,023	—
Intangibles impairment	—	300
Change in fair value of preferred stock derivative liability	5,875	(5,384)
Changes in operating assets and liabilities:
Accounts receivable	(29,895)	(16,833)
Inventory	15,560	(39,712)
Prepaid expenses and other assets	(4,916)	(3,538)
Accounts payable	23,586	34,764
Accounts payable - Meisheng (related party)	8,176	26,387
Accrued expenses	8,450	11,118
Reserve for sales returns and allowances	(14,026)	(660)
Income taxes payable	(2,315)	1,329
Other liabilities	(499)	(505)
Total adjustments	19,941	14,251
Net cash provided by operating activities	20,805	36,549
Cash flows from investing activities
Purchases of property and equipment	(4,918)	(5,276)
Proceeds from sale of property and equipment	25	2
Net cash used in investing activities	(4,893)	(5,274)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(1,214)	(644)
Repayment of credit facility borrowings	(10,000)	(13,000)
Proceeds from credit facility borrowings	10,000	13,000
Repayment of 2021 BSP Term Loan	(69,218)	(10,867)
Net cash used in financing activities	(70,432)	(11,511)
Net increase (decrease) in cash, cash equivalents and restricted cash	(54,520)	19,764
Effect of foreign currency translation	1,461	(2,813)
Cash, cash equivalents and restricted cash, beginning of period	85,490	45,332
Cash, cash equivalents and restricted cash, end of period	$32,431	$62,283
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$2,444	$228
Cash paid for interest	$2,854	$4,099

As of June 30, 2023 and 2022, there was $4.7 million and $4.4 million, respectively, of property and equipment purchases included in accounts payable.

See Notes 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

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

The condensed consolidated financial statements include the accounts of JAKKS Pacific, Inc. and its wholly-owned subsidiaries (collectively, “the Company”). The condensed consolidated financial statements also include the accounts of JAKKS Pacific Trading Limited, a joint venture with Meisheng Cultural & Creative Corp., Ltd., and JAKKS Meisheng Animation (HK) Limited, a joint venture with Hong Kong Meisheng Cultural Company Limited.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” The ASUs provide temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in ASU 2020-04 apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. In December 2022, the FASB issued ASU 2022-06 which extended the effective date of the new standard to fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. In Q1 2023, the Company entered into amendments to its 2021 BSP Term Loan Agreement and its JPMorgan ABL Credit Agreement, which transitioned the interest reference rate on its term loan and revolving line of credit from LIBOR to the Secured Overnight Financing Rate (“SOFR”) (See Note 5 – Debt and Note 6 – Credit Facilities). The adoption of this new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

June 30, 2023

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2023 and 2022 and as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

`	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Sales
Toys/Consumer Products	$117,934	$148,860	$215,827	$259,983
Costumes	48,999	71,562	58,590	81,320
	$166,933	$220,422	$274,417	$341,303

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income from Operations
Toys/Consumer Products	$15,687	$18,447	$14,526	$20,454
Costumes	761	5,213	(2,478)	2,472
	$16,448	$23,660	$12,048	$22,926

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Depreciation and Amortization Expense
Toys/Consumer Products	$2,330	$2,312	$3,490	$4,037
Costumes	63	244	94	331
	$2,393	$2,556	$3,584	$4,368

	June 30,	December 31,
	2023	2022
Assets
Toys/Consumer Products	$297,441	$377,605
Costumes	71,500	27,737
	$368,941	$405,342

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Long-lived Assets
China	$16,734	$14,161
United States	13,062	17,383
Hong Kong	1,736	2,142
United Kingdom	896	974
Mexico	64	69
Canada	35	46
	$32,527	$34,775

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Sales by Customer Area
United States	$136,187	$192,484	$216,630	$289,534
Europe	16,638	14,447	26,800	27,836
Latin America	3,067	3,823	12,271	6,208
Canada	6,799	5,537	10,853	8,916
Australia & New Zealand	1,756	1,582	3,364	3,073
Asia	1,831	2,363	3,211	4,439
Middle East & Africa	655	186	1,288	1,297
	$166,933	$220,422	$274,417	$341,303

Major Customers

Net sales to major customers for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Target	$49,646	29.8%	$65,122	29.6%	$79,081	28.8%	$100,792	29.5%
Wal-Mart	35,085	21.0	70,371	31.9	58,359	21.3	93,391	27.4
	$84,731	50.8%	$135,493	61.5%	$137,440	50.1%	$194,183	56.9%

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

June 30, 2023

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$41	$69
Finished goods	65,018	80,550
	$65,059	$80,619

As of June 30, 2023 and December 31, 2022, the inventory obsolescence reserve was $10.6 million and $9.0 million, respectively.

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

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the three and six months ended June 30, 2023, shipping and handling costs were $1.7 million and $3.6 million, respectively. For the three and six months ended June 30, 2022, shipping and handling costs were $2.2 million and $3.7 million, respectively.

The Company’s reserve for sales returns and allowances amounted to $37.9 million as of June 30, 2023, compared to $51.9 million as of December 31, 2022.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

Note 5 — Debt

Term Loan

Term loan consists of the following (in thousands):

	June 30, 2023			December 31, 2022
		Debt Discount/			Debt Discount/
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs	Amount	Amount	Costs*	Amount
2021 BSP Term Loan	$—	$—	$—	$68,901	$(1,750)	$67,151

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

June 30, 2023

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

The agent and Sole Lead Arranger under the 2021 BSP Term Loan are affiliates of an affiliate of the Company, which affiliate, at the time of refinancing, owned common stock, and the 3.25% convertible senior notes due 2023 of the Company as well as the Company’s outstanding Series A Preferred Stock (see Note 16 – Related Party Transactions).

The fair value of the Company’s 2021 BSP Term Loan is considered Level 3 fair value (see Note 15 – Fair Value Measurements for further discussion of the fair value hierarchy) and are measured using the discounted future cash flow method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a debt security with comparable risk. This assumption is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. The estimated fair value of the 2021 BSP Term Loan was $69.3 million as of December 31, 2022 compared to a carrying value of $68.9 million as of December 31, 2022.

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

On June 5, 2023, the Company paid in full the 2021 BSP Term Loan and terminated the 2021 BSP Term Loan Agreement by making a $30.2 million prepayment towards the outstanding principal amount. Additionally, the Company made a $0.4 million payment towards the outstanding accrued interest, and a $0.3 million payment for the prepayment penalty and other related fees. In connection with this transaction, the Company recognized a loss on debt extinguishment of $1.0 million on its condensed consolidated statements of operations.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

Note 6 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility (the “JPMorgan ABL Facility”). The JPMorgan ABL Credit Agreement replaced the Company’s existing asset-based revolving credit agreement, dated as of March 27, 2014 (the “Wells Fargo ABL Facility,” formerly known as the “Amended ABL Facility” in prior filings), with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility will bear interest at either (i) LIBOR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026. As of June 30, 2023, the weighted average interest rate on the credit facility with JPMorgan Chase Bank was 6.8%.

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

As of June 30, 2023, the amount of outstanding borrowings was nil and the total excess borrowing availability was $54.9 million.

As of June 30, 2023, off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.3 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 (i.e., JPMorgan ABL Credit Agreement) was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

As of June 30, 2023, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

Note 7 — Income Taxes

The Company’s income tax expense of $1.5 million for the three months ended June 30, 2023 reflects an effective tax rate of 19.3%. The Company’s income tax expense of $1.3 million for the three months ended June 30, 2022 reflects an effective tax rate of 4.8%. The tax expense for the three months ended June 30, 2023 primarily relates to federal, state and foreign income taxes and discrete items. The tax expense for the three months ended June 30, 2022 primarily relates to foreign income taxes and discrete items.

The Company’s income tax expense of $0.1 million for the six months ended June 30, 2023 reflects an effective tax rate of 9.9%. The Company’s income tax expense of $1.8 million for the six months ended June 30, 2022 reflects an effective tax rate of 7.3%. The majority of the tax expense for the six months ended June 30, 2023 primarily relates to federal, state and foreign income taxes offset by discrete items. The majority of the tax expense for the six months ended June 30, 2022 relates to foreign income taxes and discrete items.

Note 8 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings per share - basic and diluted	2023	2022	2023	2022
Net income	$6,182	$26,207	$864	$22,298
Net loss attributable to non-controlling interests	(273)	(353)	(278)	(453)
Net income attributable to JAKKS Pacific, Inc.	6,455	26,560	1,142	22,751
Preferred stock dividend*	373	351	740	697
Net income attributable to common stockholders **	$6,082	$26,209	$402	$22,054
Weighed average common shares outstanding - basic	9,871	9,588	9,871	9,588
Earnings per share available to common stockholder- basic	$0.62	$2.73	$0.04	$2.30
Weighed average common shares outstanding - diluted	10,532	10,037	10,428	9,978
Earnings per share available to common stockholder- diluted	$0.58	$2.61	$0.04	$2.21

* The 200,000 shares issued and outstanding are non-participating.

** Net income attributable to common stockholders was computed by deducting preferred dividends of $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively. Net income attributable to common stockholders was computed by deducting preferred dividends of $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively.

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units to the extent they are dilutive). No restricted stock units were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2023 and 2022.

Note 9 — Common Stock and Preferred Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

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

No dividend was declared or paid in the three months ended June 30, 2023 and 2022.

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of June 30, 2023, the Company has not sold any shares of common stock under the ATM Agreement.

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

As of June 30, 2023, the Company has not sold any securities pursuant to its shelf registration statement.

Redeemable Preferred Stock

On August 9, 2019, the Company entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization Transaction”) among various investor parties to recapitalize the Company’s balance sheet. In connection with the Recapitalization Transaction, the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of June 30, 2023 and December 31, 2022, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends have been declared or paid. For the three and six months ended June 30, 2023, the Company recorded $0.4 million and $0.7 million, respectively, of preferred stock dividends as an increase in the value of the Series A Preferred Stock. For the three and six months ended June 30, 2022, the Company recorded $0.4 million and $0.7 million of preferred stock dividends as an increase in the value of the Series A Preferred Stock, respectively.

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

June 30, 2023

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

As of June 30, 2023, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $5.2 million, and the redemption provision, as a bifurcated derivative, is recorded as a long-term liability with an estimated value of $27.8 million. As of December 31, 2022, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $4.5 million, and the redemption provision, as a bifurcated derivative, is recorded as a long-term liability with an estimated value of $21.9 million.

As of June 30, 2023, the Series A Preferred Stock had a carrying value of $25.2 million and a liquidation value of $37.8 million. As of December 31, 2022, the Series A Preferred Stock had a carrying value of $24.5 million and a liquidation value of $36.7 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2023	2022
Balance, January 1,	$4,490	$3,074
Preferred stock accrued dividends	367	346
Balance, March 31,	4,857	3,420
Preferred stock accrued dividends	373	351
Balance, June 30,	$5,230	$3,771

Note 10 — Joint Ventures

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., Ltd., (“MC&C”) for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the loss was $0.3 million each for the three and six months ended June 30, 2023. The non-controlling interest’s share of the loss was $0.4 million and $0.5 million for the three and six months ended June 30, 2022, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the loss from the joint venture for the three months ended June 30, 2023 and 2022 was nil.

Note 11 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. For the three and six months ended June 30, 2023, there were no events or circumstances that indicated that an impairment loss may have been incurred.

Based on the Company’s April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the six months ended June 30, 2023 and June 30, 2022.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

Note 12 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$6,182	$26,207	$864	$22,298
Other comprehensive income:
Foreign currency translation adjustment	1,129	(2,151)	1,461	(2,813)
Comprehensive income	7,311	24,056	2,325	19,485
Less: Comprehensive loss attributable to non-controlling interests	(273)	(353)	(278)	(453)
Comprehensive income attributable to JAKKS Pacific, Inc.	$7,584	$24,409	$2,603	$19,938

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

The following table summarizes the total share-based compensation expense recognized for the three and six months ended June 30, 2023 and 2022 (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Share-based compensation expense	$1,856	$1,155	$3,945	$2,025

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the six months ended June 30, 2023 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	1,408,586	$12.82
Granted	278,081	17.49
Vested	(191,423)	8.44
Forfeited	(8,151)	19.66
Outstanding, June 30, 2023	1,487,093	14.21

As of June 30, 2023, there was $15.3 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements
		as of June 30, 2023
	Carrying Amount as of
	June 30, 2023	Level 1	Level 2	Level 3
Preferred stock derivative liability	$27,793	$—	$—	$27,793

		Fair Value Measurements
		as of December 31, 2022
	Carrying Amount as of
	December 31, 2022	Level 1	Level 2	Level 3
Preferred stock derivative liability	$21,918	$—	$—	$21,918

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Preferred stock derivative liability	2023	2022
Balance, January 1,	$21,918	$21,282
Change in fair value	5,875	(5,384)
Balance, June 30,	$27,793	$15,898

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

June 30, 2023

The following table provides quantitative information of liabilities measured at fair value and the significant unobservable inputs (Level 3), the range of the significant unobservable inputs, and the valuation techniques.

	Fair Value	Valuation	Unobservable	Range
	As of June 30, 2023	Technique	Inputs	(Weighted Average)
(In thousands)
Preferred Stock Derivative Liability	$27,793	Discounted Cash Flow	Change-in-control probability assumptions	Range: 0% to 100%
			Timing of change-in-control assumptions	Range: 1 to 10 years
			Discount Rate	*
			Market yield*	*

	Fair Value	Valuation	Unobservable	Range
	As of December 31, 2022	Technique	Inputs	(Weighted Average)
(In thousands)
Preferred Stock Derivative Liability	$21,918	Discounted Cash Flow	Change-in-control probability assumptions	Range: 0% to 100%
			Timing of change-in-control assumptions	Range: 1 to 10 years
			Discount Rate	**
			Implied yield**	**

*Represents the hypothetical market yield
**Represents the implied yield of the 2021 BSP Term Loan

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

Meisheng also serves as a significant manufacturer of the Company. For the three and six months ended June 30, 2023, the Company made inventory-related payments to Meisheng of approximately $19.1 million and $28.4 million, respectively. For the three and six months ended June 30, 2022, the Company made inventory-related payments to Meisheng of approximately $50.2 million and $65.7 million, respectively. As of June 30, 2023 and December 31, 2022, amounts due to Meisheng for inventory received by the Company, but not paid totaled $18.6 million and $9.8 million, respectively.

A director of the Company is a director at Benefit Street Partners, who owns 145,788 shares of the Series A Preferred Stock (see Note 9 – Common Stock and Preferred Stock).

Note 17 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of June 30,2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$4,427	$994
Royalty advances	3,870	1,822
Income tax receivable	2,225	2,217
Employee retention credit	265	1,179
Other assets	440	119
Prepaid expenses and other assets	$11,227	$6,331

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

Critical Accounting Estimates

Our critical accounting policies and estimates are included in the 2022 Annual Report on Form 10-K and did not materially change during the first six months of 2023.

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	51.6	55.3	52.6	56.8
Royalty expense	16.3	16.2	16.0	15.6
Amortization of tools and molds	1.4	0.9	1.3	1.0
Cost of sales	69.3	72.4	69.9	73.4
Gross profit	30.7	27.6	30.1	26.6
Direct selling expenses	2.4	3.1	4.3	3.4
General and administrative expenses	18.3	13.4	21.3	16.1
Depreciation and amortization	0.1	0.3	0.1	0.3
Selling, general and administrative expenses	20.8	16.8	25.7	19.8
Intangibles impairment	—	0.1	—	0.1
Income from operations	9.9	10.7	4.4	6.7
Loss from joint ventures	(0.3)	—	(0.2)	—
Other income (expense), net	—	0.1	0.2	—
Change in fair value of preferred stock derivative liability	(3.6)	2.7	(2.1)	1.6
Loss on debt extinguishment	(0.6)	—	(0.4)	—
Interest income	—	—	0.1	—
Interest expense	(0.8)	(1.1)	(1.6)	(1.3)
Income before provision for income taxes	4.6	12.4	0.4	7.0
Provision for income taxes	0.9	0.6	—	0.4
Net income	3.7	11.8	0.4	6.6
Loss attributable to non-controlling interests	(0.2)	(0.2)	(0.1)	(0.1)
Net income attributable to JAKKS Pacific, Inc.	3.9%	12.0%	0.5%	6.7%

The following unaudited table sets forth, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Sales
Toys/Consumer Products	$117,934	$148,860	$215,827	$259,983
Costumes	48,999	71,562	58,590	81,320
	$166,933	$220,422	$274,417	$341,303
Cost of Sales
Toys/Consumer Products	$77,606	$105,740	$146,277	$188,706
Costumes	38,129	53,792	45,505	61,790
	$115,735	$159,532	$191,782	$250,496
Gross Profit
Toys/Consumer Products	$40,328	$43,120	$69,550	$71,277
Costumes	10,870	17,770	13,085	19,530
	$51,198	$60,890	$82,635	$90,807

Comparison of the Three Months Ended June 30, 2023 and 2022

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $117.9 million for the three months ended June 30, 2023 compared to $148.9 million for the prior year period, representing a decrease of $31.0 million, or 20.8%. The decrease was primarily driven by lower sales in North America, which were down $33.3 million, or 25.7%, as well as, customers placing FOB orders earlier in the prior year to get ahead of supply chain issues experienced a year ago. Now that the supply chain has returned to historical normal patterns, retailers have moved back to the pre-pandemic ordering patterns.

Costumes. Net sales of our Costumes segment were $49.0 million for the three months ended June 30, 2023 compared to $71.6 million for the prior year period, representing a decrease of $22.6 million, or 31.6%. The decrease in net sales was primarily related to earlier customer shipments versus a year ago to get ahead of supply chain issues experienced a year ago.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $77.6 million, or 65.8% of related net sales for the three months ended June 30, 2023 compared to $105.7 million, or 71.0% of related net sales for the prior year period, representing a decrease of $28.1 million, or 26.6%. The decrease in dollars is related to lower overall sales. The decrease as a percentage of net sales, year over year, is primarily due to lower freight costs.

Costumes. Cost of sales of our Costumes segment was $38.1 million, or 77.8% of related net sales for the three months ended June 30, 2023, compared to $53.8 million, or 75.1% of related net sales for the prior year period, representing a decrease in dollars of $15.7 million, or 29.2%. The decrease in dollars is related to lower overall sales. The increase as a percentage of net sales was driven by a higher average royalty rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $34.8 million for the three months ended June 30, 2023 compared to $36.9 million for the prior year period constituting 20.8% and 16.8% of net sales, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to lower sales a year ago.

Interest Expense

Interest expense was $1.3 million for the three months ended June 30, 2023, as compared to $2.3 million in the prior year period. During the three months ended June 30, 2023, we incurred interest expense of $0.7 million related to our 2021 BSP Term Loan, $0.3 million related to our revolving credit facility and $0.3 million related to other borrowing costs. During the three months ended June 30, 2022, we incurred interest expense of $2.0 million related to our 2021 BSP Term Loan and $0.3 million related to our revolving credit facility.

Provision For (Benefit From) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $1.5 million, or an effective tax rate of 19.3%, for the three months ended June 30, 2023. During the comparable period in 2022, our income tax expense was $1.3 million, or an effective tax rate of 4.8%. The effective tax rate increased primarily due to the expectation of taxes owed in higher tax jurisdictions.

Comparison of the Six Months Ended June 30, 2023 and 2022

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $215.8 million for the six months ended June 30, 2023 compared to $260.0 million for the prior year period, representing a decrease of $44.2 million, or 17.0%. The decrease in net sales was primarily related to customers placing FOB orders earlier in the prior year in order to get ahead of supply chain issues experienced a year ago. Now that the supply chain has returned to historical normal patterns, retailers have moved back to the pre-pandemic ordering patterns.

Costumes. Net sales of our Costumes segment were $58.6 million for the six months ended June 30, 2023 compared to $81.3 million for the prior year period, representing a decrease of $22.7 million, or 27.9%. Similar to Toys/Consumer Products, the decrease in net sales was primarily related to earlier customer shipments versus a year ago to get ahead of supply chain issues experienced a year ago.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $146.3 million, or 67.8% of related net sales for the six months ended June 30, 2023 compared to $188.7 million, or 72.6% of related net sales for the prior year period, representing a decrease of $42.4 million, or 22.5%. The decrease in dollars is related to lower overall sales. The decrease as a percentage of net sales, year over year, is due to lower freight costs.

Costumes. Cost of sales of our Costumes segment was $45.5 million, or 77.6% of related net sales for the six months ended June 30, 2023, compared to $61.8 million, or 76.0% of related net sales for the prior year period, representing a decrease in dollars of $16.3 million, or 26.4%. The decrease in dollars is related to lower overall sales. The increase as a percentage of net sales was driven by a higher average royalty rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $70.6 million for the six months ended June 30, 2023 compared to $67.6 million for the prior year period constituting 25.7% and 19.8% of net sales, respectively. Selling, general and administrative expenses increased as a result of higher professional services and employee related expenses.

Interest Expense

Interest expense was $4.3 million for the six months ended June 30, 2023, as compared to $4.5 million in the prior year period. During the six months ended June 30, 2023, we incurred interest expense of $3.2 million related to our 2021 BSP Term Loan, $0.4 million related to our revolving credit facility and $0.7 million related to other borrowing costs. During the six months ended June 30, 2022, we incurred interest expense of $4.0 million related to our 2021 BSP Term Loan and $0.5 million related to our revolving credit facility.

Provision for (Benefit From) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.1 million, or an effective tax rate of 9.9%, for the six months ended June 30, 2023. During the comparable period in 2022, our income tax expense was $1.8 million, or an effective tax rate of 7.3%. The effective tax rate increased primarily due to the expectation of taxes owed in higher tax jurisdictions.

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

Liquidity and Capital Resources

As of June 30, 2023, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $65.5 million, compared to $97.4 million as of December 31, 2022, representing a decrease in working capital of $31.9 million during the six-month period ended June 30, 2023. The decrease in working capital is primarily attributable to the $30.2 million principal payment made during the quarter related to our 2021 BSP Term Loan.

Operating activities provided net cash of $20.8 million during the six months ended June 30, 2023, as compared to net cash provided of $36.5 million in the prior year period. The decrease in net cash provided by operating activities year-over-year is primarily due to lower overall sales and higher working capital usage, partially offset by higher non-cash charges related to the valuation adjustment for our preferred stock derivative liability. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 21% payable on net sales of such products. As of June 30, 2023, these agreements required future aggregate minimum royalty guarantees of $70.8 million exclusive of $3.9 million in advances already paid. Of this $70.8 million future minimum royalty guarantee, $41.5 million is due over the next twelve months.

Investing activities used net cash of $4.9 million and $5.3 million for the six months ended June 30, 2023 and 2022, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Financing activities used net cash of $70.4 million and $11.5 million for the six months ended June 30, 2023 and 2022, respectively. The cash used in financing activities during the six months ended June 30, 2023, primarily consists of the repayment of our 2021 BSP Term Loan of $69.2 million and the repurchase of common stock for employee tax withholding of $1.2 million. The cash used in financing activities during the six months ended June 30, 2022, primarily consists of the repayment of our 2021 BSP Term Loan of $10.9 million, and the repurchase of common stock for employee tax withholding of $0.6 million.

As of June 30, 2023, we have no outstanding indebtedness under our first-lien secured term loan (the “2021 BSP Term Loan Agreement”) and under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $9.3 million in letters of credit.

See Note 5 – Debt and Note 6 – Credit Facilities for additional information pertaining to our Debt and Credit Facilities.

As of June 30, 2023 and December 31, 2022, we held cash and cash equivalents, including restricted cash, of $32.4 million and $85.5 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $25.8 million and $39.4 million as of June 30, 2023 and December 31, 2022, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of June 30, 2023.

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

As of June 30, 2023 off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.3 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our JPMorgan ABL Facility (see Note 6 – Credit Facilities). Borrowings under our JPMorgan ABL Facility bear interest at either (i) LIBOR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). Borrowings under the JPMorgan ABL Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three-month period ended June 30, 2023, we utilized the revolving credit facility to borrow $10 million, and subsequently, the entire amount was repaid, resulting in no outstanding balances as of June 30, 2023.

In Q1 2023, we entered into an amendment to our JPMorgan ABL Credit Agreement which changed the interest reference rate on our revolving line of credit from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, Germany, France, the Netherlands, Canada, Italy and Mexico. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in the United Kingdom, Germany, France, the Netherlands, Canada, Italy, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the U.S. dollar exchange rates may positively or negatively affect our results of operations. The exchange rate of the Hong Kong dollar to the U.S. dollar has been linked to the U.S. dollar by the Hong Kong Monetary Authority at HK$7.75 - HK$7.85 to US$1.00 since 2005 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows. Therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of these foreign currencies.

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

JAKKS PACIFIC, INC.

Date: August 14, 2023	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)