Form 10-Q
period 2023-09-30
JAKKS PACIFIC INC
filed 2023-11-14
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-28104

JAKKS Pacific, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 10,073,264 as of November 14, 2023.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2023

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

Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

Assets	September 30, 2023	December 31, 2022
	(Unaudited)
Current assets
Cash and cash equivalents	$96,252	$85,297
Restricted cash	195	193
Accounts receivable, net of allowances for credit losses of $3,712 and $2,865 at September 30, 2023 and December 31, 2022, respectively	206,751	102,771
Inventory	68,832	80,619
Prepaid expenses and other assets	6,721	6,331
Total current assets	378,751	275,211
Property and equipment
Office furniture and equipment	10,185	10,064
Molds and tooling	119,143	113,714
Leasehold improvements	6,493	6,659
Total	135,821	130,437
Less accumulated depreciation and amortization	121,193	115,575
Property and equipment, net	14,628	14,862
Operating lease right-of-use assets, net	25,743	19,913
Other long-term assets	2,220	2,469
Deferred income tax assets, net	57,856	57,804
Goodwill	35,083	35,083
Total assets	$514,281	$405,342
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$94,409	$33,687
Accounts payable – Meisheng (related party)	27,977	9,820
Accrued expenses	65,609	37,998
Reserve for sales returns and allowances	43,512	51,877
Income taxes payable	17,422	8,165
Short term operating lease liabilities	6,415	10,746
Short term debt, net	—	25,529
Total current liabilities	255,344	177,822
Long term operating lease liabilities	19,283	9,863
Accrued expenses - long term	3,750	—
Debt, non-current portion, net of issuance costs and debt discounts	—	41,622
Preferred stock derivative liability	28,586	21,918
Income taxes payable	2,994	2,929
Total liabilities	309,957	254,154

Preferred stock accrued dividends, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	5,608	4,490

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,073,264 and 9,742,236 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	277,546	275,187
Accumulated deficit	(62,744)	(112,018)
Accumulated other comprehensive loss	(16,808)	(17,482)
Total JAKKS Pacific, Inc. stockholders' equity	198,004	145,697
Non-controlling interests	712	1,001
Total stockholders' equity	198,716	146,698
Total liabilities, preferred stock and stockholders' equity	$514,281	$405,342

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2023	2022	2023	2022
Net sales	$309,744	$322,998	$584,161	$664,301
Cost of sales:
Cost of goods	149,052	174,334	293,512	368,242
Royalty expense	51,141	52,868	95,074	106,262
Amortization of tools and molds	2,566	3,885	5,955	7,079
Cost of sales	202,759	231,087	394,541	481,583
Gross profit	106,985	91,911	189,620	182,718
Direct selling expenses	10,684	8,397	22,405	20,137
General and administrative expenses	33,821	29,400	92,492	84,067
Depreciation and amortization	81	373	276	1,547
Selling, general and administrative expenses	44,586	38,170	115,173	105,751
Intangibles impairment	—	—	—	300
Income from operations	62,399	53,741	74,447	76,667
Loss from joint ventures	—	—	(565)	—
Other income (expense), net	(52)	251	424	520
Change in fair value of preferred stock derivative liability	(793)	(7,449)	(6,668)	(2,065)
Loss on debt extinguishment	—	—	(1,023)	—
Interest income	384	55	587	64
Interest expense	(1,436)	(4,350)	(5,741)	(8,889)
Income before provision for income taxes	60,502	42,248	61,461	66,297
Provision for income taxes	12,381	11,572	12,476	13,323
Net income	48,121	30,676	48,985	52,974
Net loss attributable to non-controlling interests	(11)	(17)	(289)	(470)
Net income attributable to Jakks Pacific, Inc.	$48,132	$30,693	$49,274	$53,444
Net income attributable to common stockholders	$47,754	$30,336	$48,156	$52,390
Earnings per share - basic	$4.77	$3.13	$4.85	$5.44
Shares used in earnings per share - basic	10,021	9,695	9,922	9,624
Earnings per share - diluted	$4.53	$2.96	$4.58	$5.18
Shares used in earnings per share - diluted	10,542	10,260	10,503	10,111
Comprehensive income	$47,334	$27,847	$49,659	$47,332
Comprehensive income attributable to JAKKS Pacific, Inc.	$47,345	$27,864	$49,948	$47,802

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

Three and Nine Months Ended September 30, 2023
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2022	$10	$275,187	$(112,018)	$(17,482)	$145,697	$1,001	$146,698
Share-based compensation expense	—	2,089	—	—	2,089	—	2,089
Repurchase of common stock for employee tax withholding	—	(1,214)	—	—	(1,214)	—	(1,214)
Preferred stock accrued dividends	—	(367)	—	—	(367)	—	(367)
Net loss	—	—	(5,313)	—	(5,313)	(5)	(5,318)
Foreign currency translation adjustment	—	—	—	332	332	—	332
Balance, March 31, 2023	10	275,695	(117,331)	(17,150)	141,224	996	142,220
Share-based compensation expense	—	1,856	—	—	1,856	—	1,856
Preferred stock accrued dividends	—	(373)	—	—	(373)	—	(373)
Net income (loss)	—	—	6,455	—	6,455	(273)	6,182
Foreign currency translation adjustment	—	—	—	1,129	1,129	—	1,129
Balance, June 30, 2023	10	277,178	(110,876)	(16,021)	150,291	723	151,014
Share-based compensation expense	—	2,025	—	—	2,025	—	2,025
Repurchase of common stock for employee tax withholding	—	(1,279)	—	—	(1,279)	—	(1,279)
Preferred stock accrued dividends	—	(378)	—	—	(378)	—	(378)
Net income (loss)	—	—	48,132	—	48,132	(11)	48,121
Foreign currency translation adjustment	—	—	—	(787)	(787)	—	(787)
Balance, September 30, 2023	$10	$277,546	$(62,744)	$(16,808)	$198,004	$712	$198,716

Three and Nine Months Ended September 30, 2022
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2021	$10	$272,941	$(203,431)	$(12,952)	$56,568	$1,331	$57,899
Share-based compensation expense	—	870	—	—	870	—	870
Repurchase of common stock for employee tax withholding	—	(644)	—	—	(644)	—	(644)
Preferred stock accrued dividends	—	(346)	—	—	(346)	—	(346)
Net loss	—	—	(3,809)	—	(3,809)	(100)	(3,909)
Foreign currency translation adjustment	—	—	—	(662)	(662)	—	(662)
Balance, March 31, 2022	10	272,821	(207,240)	(13,614)	51,977	1,231	53,208
Share-based compensation expense	—	1,155	—	—	1,155	—	1,155
Preferred stock accrued dividends	—	(351)	—	—	(351)	—	(351)
Net income (loss)	—	—	26,560	—	26,560	(353)	26,207
Foreign currency translation adjustment	—	—	—	(2,151)	(2,151)	—	(2,151)
Balance, June 30, 2022	10	273,625	(180,680)	(15,765)	77,190	878	78,068
Share-based compensation expense	—	1,411	—	—	1,411	—	1,411
Repurchase of common stock for employee tax withholding	—	(639)	—	—	(639)	—	(639)
Preferred stock accrued dividends	—	(357)	—	—	(357)	—	(357)
Net income (loss)	—	—	30,693	—	30,693	(17)	30,676
Foreign currency translation adjustment	—	—	—	(2,829)	(2,829)	—	(2,829)
Balance, September 30, 2022	$10	$274,040	$(149,987)	$(18,594)	$105,469	$861	$106,330

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	(Unaudited)
	2023	2022
Cash flows from operating activities
Net income	$48,985	$52,974
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	983	362
Depreciation and amortization	6,231	8,626
Write-off and amortization of debt discount	714	776
Write-off and amortization of debt issuance costs	567	597
Share-based compensation expense	5,970	3,436
(Gain) loss on disposal of property and equipment	5	(46)
Loss on debt extinguishment	1,023	—
Intangibles impairment	—	300
Deferred income taxes	(52)	2
Change in fair value of preferred stock derivative liability	6,668	2,065
Changes in operating assets and liabilities:
Accounts receivable	(104,963)	(57,824)
Inventory	11,787	(25,217)
Prepaid expenses and other assets	(378)	(7)
Accounts payable	60,931	24,666
Accounts payable - Meisheng (related party)	17,622	12,687
Accrued expenses	27,611	26,652
Reserve for sales returns and allowances	(8,365)	12,931
Income taxes payable	9,322	12,931
Other liabilities	3,009	(650)
Total adjustments	38,685	22,287
Net cash provided by operating activities	87,670	75,261
Cash flows from investing activities
Purchases of property and equipment	(5,713)	(8,089)
Proceeds from sale of property and equipment	37	2
Net cash used in investing activities	(5,676)	(8,087)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(2,493)	(1,283)
Repayment of credit facility borrowings	(10,000)	(13,000)
Proceeds from credit facility borrowings	10,000	13,000
Repayment of 2021 BSP Term Loan	(69,218)	(28,985)
Net cash used in financing activities	(71,711)	(30,268)
Net increase in cash, cash equivalents and restricted cash	10,283	36,906
Effect of foreign currency translation	674	(5,642)
Cash, cash equivalents and restricted cash, beginning of period	85,490	45,332
Cash, cash equivalents and restricted cash, end of period	$96,447	$76,596
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$3,215	$1,080
Cash paid for interest	$4,141	$6,862

As of September 30, 2023 and 2022, there was $3.9 million and $4.7 million, respectively, of property and equipment purchases included in accounts payable.

See Notes 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

No new additional accounting pronouncements were issued or adopted for the nine months ended September 30, 2023 that materially impacted the Company.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Sales
Toys/Consumer Products	$246,004	$269,607	$461,831	$529,590
Costumes	63,740	53,391	122,330	134,711
	$309,744	$322,998	$584,161	$664,301

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income from Operations
Toys/Consumer Products	$55,494	$53,643	$70,020	$74,097
Costumes	6,905	98	4,427	2,570
	$62,399	$53,741	$74,447	$76,667

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Depreciation and Amortization Expense
Toys/Consumer Products	$2,594	$4,139	$6,084	$8,176
Costumes	53	119	147	450
	$2,647	$4,258	$6,231	$8,626

	September 30,	December 31,
	2023	2022
Assets
Toys/Consumer Products	$462,358	$377,605
Costumes	51,923	27,737
	$514,281	$405,342

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Long-lived Assets
United States	$23,247	$17,383
China	15,464	14,161
United Kingdom	830	974
Italy	604	—
Hong Kong	140	2,142
Mexico	58	69
Canada	28	46
	$40,371	$34,775

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Sales by Customer Area
United States	$244,931	$253,854	$461,561	$543,388
Europe	31,676	38,075	58,476	65,911
Latin America	15,319	9,504	27,590	15,712
Canada	11,453	12,804	22,306	21,720
Asia	3,192	4,294	6,403	8,733
Australia & New Zealand	2,692	3,941	6,056	7,014
Middle East & Africa	481	526	1,769	1,823
	$309,744	$322,998	$584,161	$664,301

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended June 30,
	2023		2022		2023		2022
		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Target	$96,322	31.1%	$75,327	23.3%	$175,417	30.0%	$176,119	26.5%
Wal-Mart	59,541	19.2	88,954	27.5	117,888	20.2	182,345	27.5
Amazon	44,073	14.2	17,718	5.5	61,367	10.5	49,765	7.5
	$199,936	64.5%	$181,999	56.3%	$354,672	60.7%	$408,229	61.5%

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

September 30, 2023

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$117	$69
Finished goods	68,715	80,550
	$68,832	$80,619

The inventory obsolescence reserve was $9.0 million as of September 30, 2023 and December 31, 2022.

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

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred. For the three and nine months ended September 30, 2023, sales commissions were $1.2 million and $2.4 million, respectively. For the three and nine months ended September 30, 2022, sales commissions were $1.1 million and $2.2 million, respectively.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the three and nine months ended September 30, 2023, shipping and handling costs were $2.6 million and $6.1 million, respectively. For the three and nine months ended September 30, 2022, shipping and handling costs were $1.1 million and $4.8 million, respectively.

The Company’s reserve for sales returns and allowances amounted to $43.5 million as of September 30, 2023, compared to $51.9 million as of December 31, 2022.

The Company’s net accounts receivable as of September 30, 2023, December 31, 2022 and December 31, 2021 were $206.8 million, $102.8 million and $147.4 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

Note 5 — Debt

Term Loan

Term loan consists of the following (in thousands):

	September 30, 2023			December 31, 2022
		Debt Discount/			Debt Discount/
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs	Amount	Amount	Costs*	Amount
2021 BSP Term Loan	$—	$—	$—	$68,901	$(1,750)	$67,151

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

September 30, 2023

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

On June 5, 2023, the Company paid in full the 2021 BSP Term Loan and terminated the 2021 BSP Term Loan Agreement by making a $30.2 million prepayment towards the outstanding principal amount. Additionally, the Company made a $0.4 million payment towards the outstanding accrued interest, and a $0.2 million payment for the prepayment penalty and other related fees. In connection with this transaction, the Company recognized a loss on debt extinguishment of $1.0 million on its condensed consolidated statements of operations.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

Note 6 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility (the “JPMorgan ABL Facility”). The JPMorgan ABL Credit Agreement replaced the Company’s existing asset-based revolving credit agreement, dated as of March 27, 2014 (the “Wells Fargo ABL Facility,” formerly known as the “Amended ABL Facility” in prior filings), with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility will bear interest at either (i) LIBOR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026. As of September 30, 2023, the weighted average interest rate on the credit facility with JPMorgan Chase Bank was 6.8%.

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

As of September 30, 2023, the amount of outstanding borrowings was nil and the total excess borrowing availability was $53.7 million.

As of September 30, 2023, off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.3 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 (i.e., JPMorgan ABL Credit Agreement) was $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2023, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

Note 7 — Income Taxes

The Company’s income tax expense of $12.4 million for the three months ended September 30, 2023, reflects an effective tax rate of 20.5%. The Company’s income tax expense of $11.6 million for the three months ended September 30, 2022, reflects an effective tax rate of 27.4%. The tax expense for the three months ended September 30, 2023 primarily relates to U.S. and foreign income taxes and discrete items. The tax expense for the three months ended September 30, 2022 primarily relates to U.S. and foreign income taxes and discrete items.

The Company’s income tax expense of $12.5 million for the nine months ended September 30, 2023 reflects an effective tax rate of 20.3%. The Company’s income tax expense of $13.3 million for the nine months ended September 30, 2022 reflects an effective tax rate of 20.1%. The majority of the tax expense for the nine months ended September 30, 2023 primarily relates to U.S. and foreign income taxes offset by discrete items. The majority of the tax expense for the nine months ended September 30, 2022 relates to U.S. and foreign income taxes and discrete items.

Note 8 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings per share - basic and diluted	2023	2022	2023	2022
Net income	$48,121	$30,676	$48,985	$52,974
Net loss attributable to non-controlling interests	(11)	(17)	(289)	(470)
Net income attributable to JAKKS Pacific, Inc.	48,132	30,693	49,274	53,444
Preferred stock dividend*	378	357	1,118	1,054
Net income attributable to common stockholders **	$47,754	$30,336	$48,156	$52,390
Weighed average common shares outstanding - basic	10,021	9,695	9,922	9,624
Earnings per share available to common stockholder - basic	$4.77	$3.13	$4.85	$5.44
Weighed average common shares outstanding - diluted	10,542	10,260	10,503	10,111
Earnings per share available to common stockholder - diluted	$4.53	$2.96	$4.58	$5.18

* The 200,000 shares issued and outstanding are non-participating.

** Net income attributable to common stockholders was computed by deducting preferred dividends of $0.4 million and $1.1 million for the three and nine months ended September 30, 2023, respectively. Net income attributable to common stockholders was computed by deducting preferred dividends of $0.4 million and $1.1 million for the three and nine months ended September 30, 2022, respectively.

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units to the extent they are dilutive). No restricted stock units were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2023 and 2022.

Note 9 — Common Stock and Preferred Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

During 2022, certain employees, including three executive officers, surrendered an aggregate of 113,162 shares of restricted stock units for $1.4 million to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 149,238 shares of restricted stock granted in 2019 with a value of approximately $2.2 million was forfeited during 2022.

During 2023, certain employees, including two executive officers, surrendered an aggregate of 136,532 shares of restricted stock for $2.5 million to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 2,206 shares of restricted stock granted in 2019 with the value of approximately $41,000 was forfeited during 2023.

No dividend was declared or paid in the three and nine months ended September 30, 2023 and 2022.

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of September 30, 2023, the Company has not sold any shares of common stock under the ATM Agreement.

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

As of September 30, 2023, the Company has not sold any securities pursuant to its shelf registration statement.

Redeemable Preferred Stock

On August 9, 2019, the Company entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization Transaction”) among various investor parties to recapitalize the Company’s balance sheet. In connection with the Recapitalization Transaction, the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of September 30, 2023 and December 31, 2022, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends have been declared or paid. For the three and nine months ended September 30, 2023, the Company recorded $0.4 million and $1.1 million, respectively, of preferred stock dividends as an increase in the value of the Series A Preferred Stock. For the three and nine months ended September 30, 2022, the Company recorded $0.4 million and $1.1 million of preferred stock dividends as an increase in the value of the Series A Preferred Stock, respectively.

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

September 30, 2023

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

As of September 30, 2023, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $5.6 million, and the redemption provision, as a bifurcated derivative, is recorded as a long-term liability with an estimated value of $28.6 million. As of December 31, 2022, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $4.5 million, and the redemption provision, as a bifurcated derivative, is recorded as a long-term liability with an estimated value of $21.9 million.

As of September 30, 2023, the Series A Preferred Stock had a carrying value of $25.6 million and a liquidation value of $38.4 million. As of December 31, 2022, the Series A Preferred Stock had a carrying value of $24.5 million and a liquidation value of $36.7 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2023	2022
Balance, January 1,	$4,490	$3,074
Preferred stock accrued dividends	367	346
Balance, March 31,	4,857	3,420
Preferred stock accrued dividends	373	351
Balance, June 30,	5,230	3,771
Preferred stock accrued dividends	378	357
Balance, September 30,	$5,608	$4,128

Note 10 — Joint Ventures

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., Ltd., (“MC&C”) for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the loss was $11,000 and $289,000 for the three and nine months ended September 30, 2023. The non-controlling interest’s share of the loss was $17,000 and $470,000 for the three and nine months ended September 30, 2022, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the loss from the joint venture for the three months and nine months ended September 30, 2023 and 2022 was nil.

Note 11 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. For the three and nine months ended September 30, 2023, there were no events or circumstances that indicated that an impairment loss may have been incurred.

Based on the Company’s April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the nine months ended September 30, 2023 and 2022.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

Note 12 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$48,121	$30,676	$48,985	$52,974
Other comprehensive income:
Foreign currency translation adjustment	(787)	(2,829)	674	(5,642)
Comprehensive income	47,334	27,847	49,659	47,332
Less: Comprehensive loss attributable to non-controlling interests	(11)	(17)	(289)	(470)
Comprehensive income attributable to JAKKS Pacific, Inc.	$47,345	$27,864	$49,948	$47,802

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

The following table summarizes the total share-based compensation expense recognized for the three and nine months ended September 30, 2023 and 2022 (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Share-based compensation expense	$2,025	$1,411	$5,970	$3,436

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the nine months ended September 30, 2023 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	1,408,586	$12.82
Granted	278,081	17.49
Vested	(460,961)	11.69
Forfeited	(18,852)	17.28
Outstanding, September 30, 2023	1,206,854	14.05

As of September 30, 2023, there was $13.2 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements
		as of September 30, 2023
	Carrying Amount as of
	September 30, 2023	Level 1	Level 2	Level 3
Money market funds	$56,013	$56,013	$—	$—
Preferred stock derivative liability	28,586	—	—	28,586

		Fair Value Measurements
		as of December 31, 2022
	Carrying Amount as of
	December 31, 2022	Level 1	Level 2	Level 3
Preferred stock derivative liability	$21,918	$—	$—	$21,918

The following table provides a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Preferred stock derivative liability	2023	2022
Balance, January 1,	$21,918	$21,282
Change in fair value	6,668	2,065
Balance, September 30,	$28,586	$23,347

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

September 30, 2023

The following table provides quantitative information of liabilities measured at fair value and the significant unobservable inputs (Level 3), the range of the significant unobservable inputs, and the valuation techniques.

	Fair Value	Valuation	Unobservable	Range
	As of September 30, 2023	Technique	Inputs	(Weighted Average)
(In thousands)
Preferred Stock Derivative Liability	$28,586	Discounted Cash Flow	Change-in-control probability assumptions	Range: 0% to 100%
			Timing of change-in-control assumptions	Range: 1 to 10 years
			Discount Rate	*
			Market yield*	*

	Fair Value	Valuation	Unobservable	Range
	As of December 31, 2022	Technique	Inputs	(Weighted Average)
(In thousands)
Preferred Stock Derivative Liability	$21,918	Discounted Cash Flow	Change-in-control probability assumptions	Range: 0% to 100%
			Timing of change-in-control assumptions	Range: 1 to 10 years
			Discount Rate	**
			Implied yield**	**

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

Meisheng also serves as a significant manufacturer of the Company. For the three and nine months ended September 30, 2023, the Company made inventory, molds and tooling related payments to Meisheng of approximately $35.2 million and $65.1 million, respectively. For the three and nine months ended September 30, 2022, the Company made inventory, molds and tooling related payments to Meisheng of approximately $44.1 million and $111.0 million, respectively. As of September 30, 2023 and December 31, 2022, amounts due to Meisheng for inventory, molds and tooling received by the Company, but not paid totaled $27.9 million and $9.8 million, respectively.

A director of the Company is a director at Benefit Street Partners, who owns 145,788 shares of the Series A Preferred Stock (see Note 9 – Common Stock and Preferred Stock).

Note 17 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Income tax receivable	$2,218	$2,217
Royalty advances	2,123	1,822
Prepaid expenses	1,928	994
Employee retention credit	265	1,179
Other assets	187	119
Prepaid expenses and other assets	$6,721	$6,331

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

Critical Accounting Estimates

Our critical accounting policies and estimates are included in the 2022 Annual Report on Form 10-K and did not materially change during the first nine months of 2023.

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	48.2	54.0	50.2	55.4
Royalty expense	16.5	16.3	16.3	16.0
Amortization of tools and molds	0.8	1.2	1.0	1.1
Cost of sales	65.5	71.5	67.5	72.5
Gross profit	34.5	28.5	32.5	27.5
Direct selling expenses	3.5	2.6	3.8	3.0
General and administrative expenses	10.9	9.1	15.9	12.7
Depreciation and amortization	—	0.1	0.1	0.2
Selling, general and administrative expenses	14.4	11.8	19.8	15.9
Intangibles impairment	—	—	—	—
Income from operations	20.1	16.7	12.7	11.6
Loss from joint ventures	—	—	(0.1)	—
Other income (expense), net	—	0.1	0.1	—
Change in fair value of preferred stock derivative liability	(0.3)	(2.3)	(1.1)	(0.3)
Loss on debt extinguishment	—	—	(0.2)	—
Interest income	0.1	—	0.1	—
Interest expense	(0.4)	(1.4)	(1.0)	(1.3)
Income before provision for income taxes	19.5	13.1	10.5	10.0
Provision for income taxes	4.0	3.6	2.1	2.0
Net income	15.5	9.5	8.4	8.0
Loss attributable to non-controlling interests	—	—	—	—
Net income attributable to JAKKS Pacific, Inc.	15.5%	9.5%	8.4%	8.0%

The following unaudited table sets forth, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Sales
Toys/Consumer Products	$246,004	$269,607	$461,831	$529,590
Costumes	63,740	53,391	122,330	134,711
	$309,744	$322,998	$584,161	$664,301
Cost of Sales
Toys/Consumer Products	$156,854	$186,309	$303,131	$375,015
Costumes	45,905	44,778	91,410	106,568
	$202,759	$231,087	$394,541	$481,583
Gross Profit
Toys/Consumer Products	$89,150	$83,298	$158,700	$154,575
Costumes	17,835	8,613	30,920	28,143
	$106,985	$91,911	$189,620	$182,718

Comparison of the Three Months Ended September 30, 2023 and 2022

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $246.0 million for the three months ended September 30, 2023 compared to $269.6 million for the prior year period, representing a decrease of $23.6 million, or 8.8%. The decrease was primarily driven by lower sales in North America, which were down $21.3 million, or 9.7%, consistent with the year-to-date trend and in part attributable to our retail customers looking to reduce their inventory levels, again consistent with the full-year trend.

Costumes. Net sales of our Costumes segment were $63.7 million for the three months ended September 30, 2023 compared to $53.4 million for the prior year period, representing an increase of $10.3 million, or 19.3%. The increase in net sales was primarily driven by a return to more normal ordering patterns versus a year ago when customers placed more costume orders in Q2. Retailers moved back to the pre-pandemic ordering pattern which existed prior to the 2021 importation bottleneck and related spike in container costs.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $156.9 million, or 63.8% of related net sales for the three months ended September 30, 2023 compared to $186.3 million, or 69.1% of related net sales for the prior year period, representing a decrease of $29.4 million, or 15.8%. The decrease in dollars is related to lower overall sales. The decrease as a percentage of net sales, year over year, is primarily due to lower freight costs.

Costumes. Cost of sales of our Costumes segment was $45.9 million, or 72.1% of related net sales for the three months ended September 30, 2023, compared to $44.8 million, or 83.9% of related net sales for the prior year period, representing an increase in dollars of $1.1 million, or 2.5%. The increase in dollars is related to higher overall sales. The decrease as a percentage of net sales, year over year, is primarily due to lower freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $44.6 million for the three months ended September 30, 2023 compared to $38.2 million for the prior year period constituting 14.4% and 11.8% of net sales, respectively. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to an increase in media spend and headcount.

Interest Expense

Interest expense was $1.4 million for the three months ended September 30, 2023, as compared to $4.4 million in the prior year period. During the three months ended September 30, 2023, we incurred interest expense of $1.3 million related to discounting of some receivables and $0.1 million related to our revolving credit facility. During the three months ended September 30, 2022, we incurred interest expense of $3.4 million related to our 2021 BSP Term Loan, $0.8 million related to discount of some receivables and $0.2 million related to our revolving credit facility.

Provision for (Benefit From) Income Taxes

Our income tax expense, which includes federal, state, and foreign income taxes and discrete items, was $12.4 million, or an effective tax rate of 20.5%, for the three months ended September 30, 2023. During the comparable period in 2022, our income tax expense was $11.6 million, or an effective tax rate of 27.4%.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $461.8 million for the nine months ended September 30, 2023 compared to $529.6 million for the prior year period, representing a decrease of $67.8 million, or 12.8%. The decrease was primarily driven by lower sales in North America attributable to typical lifecycle of declining toy sales behind a 2021 film release as well as retail customers desire to reduce their inventory levels over the course of calendar year 2023.

Costumes. Net sales of our Costumes segment were $122.3 million for the nine months ended September 30, 2023 compared to $134.7 million for the prior year period, representing a decrease of $12.4 million, or 9.2%. The reduction in year-to-date costume sales is primarily attributable to some customers recalibrating their purchase levels downward as a result of Halloween 2022 sell-through.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $303.1 million, or 65.6% of related net sales for the nine months ended September 30, 2023 compared to $375.0 million, or 70.8% of related net sales for the prior year period, representing a decrease of $71.9 million, or 19.2%. The decrease in dollars is related to lower overall sales. The decrease as a percentage of net sales, year over year, is due to lower freight costs.

Costumes. Cost of sales of our Costumes segment was $91.4 million, or 74.7% of related net sales for the nine months ended September 30, 2023, compared to $106.6 million, or 79.1% of related net sales for the prior year period, representing a decrease in dollars of $15.2 million, or 14.3%. The decrease in dollars is related to lower overall sales. The decrease as a percentage of net sales, year over year, is due to lower freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $115.2 million for the nine months ended September 30, 2023 compared to $105.8 million for the prior year period constituting 19.8% and 15.9% of net sales, respectively. Selling, general and administrative expenses increased as a result of higher professional services and employee related expenses.

Interest Expense

Interest expense was $5.7 million for the nine months ended September 30, 2023, as compared to $8.9 million in the prior year period. Expense is lower due to our aggressively paying down loan principal in calendar year 2022 and 2023, due to increases in cash flow and in response to rising market interest rates. During the nine months ended September 30, 2023, we incurred interest expense of $3.2 million related to our 2021 BSP Term Loan, $2.1 million related to discounting of some receivables and $0.4 million related to our revolving credit facility. During the nine months ended September 30, 2022, we incurred interest expense of $7.4 million related to our 2021 BSP Term Loan, $1.0 million related to discounting of some receivables and $0.5 million related to our revolving credit facility.

Provision for (Benefit From) Income Taxes

Our income tax expense, which includes federal, state, and foreign income taxes and discrete items, was $12.5 million, or an effective tax rate of 20.3%, for the nine months ended September 30, 2023. During the comparable period in 2022, our income tax expense was $13.3 million, or an effective tax rate of 20.1%.

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

Liquidity and Capital Resources

As of September 30, 2023, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $123.4 million, compared to $97.4 million as of December 31, 2022, representing an increase in working capital of $26.0 million during the nine-month period ended September 30, 2023.

Operating activities provided net cash of $87.7 million during the nine months ended September 30, 2023, as compared to net cash provided of $75.3 million in the prior year period. The increase in net cash provided by operating activities year-over-year is primarily due to lower working capital usage and higher non-cash charges related to the valuation adjustment for our preferred stock derivative liability. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of September 30, 2023, these agreements required future aggregate minimum royalty guarantees of $65.3 million exclusive of $2.1 million in advances already paid. Of this $65.3 million future minimum royalty guarantee, $44.0 million is due over the next twelve months.

Investing activities used net cash of $5.7 million and $8.1 million for the nine months ended September 30, 2023 and 2022, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Financing activities used net cash of $71.7 million and $30.3 million for the nine months ended September 30, 2023 and 2022, respectively. The cash used in financing activities during the nine months ended September 30, 2023, primarily consists of the repayment of our 2021 BSP Term Loan of $69.2 million and the repurchase of common stock for employee tax withholding of $2.5 million. The cash used in financing activities during the nine months ended September 30, 2022, primarily consists of the repayment of our 2021 BSP Term Loan of $29.0 million, and the repurchase of common stock for employee tax withholding of $1.3 million.

As of September 30, 2023, we have no outstanding indebtedness under our first-lien secured term loan (the “2021 BSP Term Loan Agreement”) and under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $9.3 million in letters of credit.

See Note 5 – Debt and Note 6 – Credit Facilities for additional information pertaining to our Debt and Credit Facilities.

As of September 30, 2023 and December 31, 2022, we held cash and cash equivalents, including restricted cash, of $96.4 million and $85.5 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $37.6 million and $39.4 million as of September 30, 2023 and December 31, 2022, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of September 30, 2023.

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

As of September 30, 2023 off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.3 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our JPMorgan ABL Facility (see Note 6 – Credit Facilities). Borrowings under our JPMorgan ABL Facility bear interest at either (i) LIBOR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). Borrowings under the JPMorgan ABL Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three-month period ended June 30, 2023, we utilized the revolving credit facility to borrow $10 million, and subsequently, the entire amount was repaid, resulting in no outstanding balances as of September 30, 2023.

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

JAKKS PACIFIC, INC.

Date: November 14, 2023	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)