Form 10-K
period 2023-12-31
JAKKS PACIFIC INC
filed 2024-03-15
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2023 of $19.97 is $142,701,187.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 10,798,353 as of March 15, 2024.

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2023

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

Company Overview

We are a leading multi-product line, multi-brand toy company that designs, produces, markets, sells and distributes toys and related kid-targeted consumer products, inclusive of kids indoor and outdoor furniture, costumes and various product lines in the sporting goods and home furnishings space. We focus our business on acquiring or licensing well-recognized intellectual property (“IP”), trademarks and/or brand names, most with long product histories (“evergreen brands”). We seek to acquire/license these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names, and have historically acquired complementary businesses to further grow our portfolio. For accounting purposes, our products have been divided into two segments: (i) Toys/Consumer Products and (ii) Costumes. Segment information with respect to revenues, assets and profits or losses attributable to each segment is contained in Note 3 to the audited consolidated financial statements contained below in Item 8. Our products include:

●	Action figures and accessories, including licensed characters based on the Nintendo®, Sonic the Hedgehog® and Apex Legends® franchises and our own proprietary brands including Creepy Crawlers®;

●	Toy vehicles, including Xtreme Power Dozer®, Xtreme Power Dump Truck®, XPV®, Road Champs®, Fly Wheels® and AirTitans® inflatable remote-control dinosaur;

●

Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Wish®, Disney Encanto®, Disney ILY 4EVER™, Disney Frozen®, Disney Princess® and Minnie Mouse®, and infant and pre-school toys based on TV shows like PBS’s Daniel Tiger’s Neighborhood® as well as in-house brands such as Perfectly Cute® and collectable plush Ami Amis®;

●	Private label products developed exclusively for certain retail customers in various product categories;

●	Foot-to-floor ride-on products, including those based on Fisher-Price®, Nickelodeon®, and Hasbro® licenses and inflatable play environments, tents and wagons;

●

Role play, dress-up, pretend play and novelty products for boys and girls based on well-known brands and entertainment properties such as Disney Frozen®, Black & Decker®, Disney Princess®, and Disney Encanto®, as well as those based on our own proprietary brands;

●	Indoor and outdoor kids’ furniture, activity trays and tables and room décor; seasonal and outdoor products, including those based on Disney® characters, Nickelodeon® and Hasbro® licenses;

●

Halloween and everyday costumes for all ages based on licensed and proprietary non-licensed brands, including Super Mario Bros.®, Microsoft’s Halo®, Disney-Pixar Toy Story®, Harry Potter®, Minions®, Sesame Street®, Power Rangers®¸ Hasbro® brands and Disney Frozen®, Disney Princess® and related Halloween accessories;

●	Outdoor activity toys including ReDo Skateboard Co.® and junior sports toys including Sky Ball® hyper-charged balls, SportsZone™ sport sets and Wave Hoop® toy hoops marketed under our Maui® brand; and

●	Board games under the brand JAKKS Wild Games®, including Temple Raider®, K.O. Corral®, and Galactic JAXX™.

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

Our Business Strategy

In addition to developing our own proprietary brands, properties and marks, licensing popular IP enables us to use these high-profile marks at a lower cost than we would incur if we purchased these marks or funded the development of comparable marks on our own. Beyond the investment profile, we have an appreciation of the challenges and expertise required to break through the noise in a world filled with high-budget, content-centric consumer choices either based on well-known pre-existing IP or the even higher hurdle to launch new IP in the current marketplace. By licensing IP and trademarks from world-class brand owners and content creators, we have access to a far greater range of marks than would be available for purchase. It also helps to credibly assure licensors that we will prioritize their brands, properties and IP rather than explicitly competing with them with a broad range of self-developed content-led offerings. We also license technology developed by unaffiliated inventors and product developers to enhance the design, innovation and functionality of our products.

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, value-oriented dollar stores, toy specialty stores and wholesalers. Our three largest customers are Target®, Walmart® and Amazon®, which accounted for 30.3%, 20.8% and 10.5%, respectively, of our net sales in 2023. No other customer accounted for more than 10% of our net sales in 2023.

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

●Enter New Product Categories. We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into several related categories by infusing additional technologies such as motion gaming and through the licensing of this category from our current licensors, such as Disney. In recent years, we entered the skateboard space at a retailer’s request and have since expanded into related protective gear and accessories.

●Pursue Strategic Acquisitions. We have supplemented our internal growth with selected strategic acquisitions. Most of the product lines we market today were originally acquired via acquisition over the past 20+ years.

●Acquire Additional Character and Product Licenses. We have acquired the rights to use many familiar brand and character names and logos from third parties that we use with our primary trademarks and brands. Currently, among others, we have license agreements with Nickelodeon®, Disney®, Pixar®, Marvel®, NBC Universal®, Microsoft®, Sega®, Sony®, Netflix® and WarnerMedia®, as well as with the licensors of many other popular characters. We also license IP from other toy companies for categories in which they do not offer products found within our Core Product Lines. We intend to continue to pursue new licenses from these media & entertainment companies along with other licensors. We also intend to continue to secure additional inventions and product concepts through our existing network of inventors and product developers.

●Expand International Sales. We believe that non-US markets: Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2023, our sales generated outside the United States were approximately $153.7 million, or 21.6% of total net sales. In 2020, we migrated from a distributor model to selling direct in Spain, Italy, France and Mexico. Third-party distributors remain a core component of our international business, and we are constantly assessing how to expand our mutual businesses. We currently utilize warehouses in the United Kingdom, the Netherlands and Italy (opened in 2023) to support sales expansion in Europe. We also have warehouse capacity in Mexico.

●Capitalize On Our Operating Efficiencies. We believe that our current infrastructure and operating model can accommodate growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

The execution of our growth strategy, however, is subject to several risks and uncertainties and we cannot assure you that we will continue to experience growth in or maintain our present level of net sales (see “Risk Factors,” in Item 1A). For example, our growth strategy will place additional demands upon our management, operational capacity and financial resources and systems. The increased demand upon management may necessitate our recruitment and retention of additional qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our workforce. While we believe that our operational, financial and management information systems will be adequate to support our future growth, no assurance can be given they will be adequate without significant investment in our infrastructure. Failure to expand our operational, financial and management information systems or to train, motivate, manage and retain employees could have a material adverse effect on our business, financial condition and results of operations.

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

Industry Overview

According to Toy Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by China, Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $28.0 billion in 2023. We believe the two largest United States toy companies, Hasbro® and Mattel®, along with The LEGO Group (headquartered in Denmark), collectively hold a dominant share of the U.S. toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement, expansion and re-introduction of previously established products and product lines.

Over the decades, the toy industry has experienced substantial consolidation among both toy companies and toy retailers. We believe that the ongoing consolidation of toy companies provides us with increased growth opportunities due to retailers’ desire to not be entirely dependent upon a few dominant toy companies. Retailer concentration also enables us to ship products, manage account relationships and track point of sale information more effectively and efficiently.

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

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, dollar stores, toy specialty stores and wholesalers. Our three largest customers are Target®, Walmart® and Amazon®, which accounted for 30.3%, 20.8% and 10.5%, respectively, of our net sales in 2023. No other customer accounted for more than 10% of our net sales in 2023. In 2022, our two largest customers, Walmart® and Target®, accounted for 28.4% and 25.5%, respectively, of our net sales. No other customer accounted for more than 10% of our net sales in 2022. We generally sell products to our customers on open account with payment terms typically varying from 30 to 90 days or, in some cases, pursuant to letters of credit. For sales outside of the United States, we may also purchase credit insurance to mitigate the risk, if any, of non-payment. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Walmart.com®, Target.com™ and Amazon.com®.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products to our customers, many of whom take title to the goods in China. These methods allow us to reduce certain operating costs and working capital requirements. We also contract the manufacture of certain products from Hong Kong Meisheng Cultural Company Limited (“Meisheng”), which involved payments to Meisheng of approximately $75.7 million and $120.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, Meisheng owns 5.2% of our outstanding common stock, and Zhao Xiaoqiang, one of our directors, is executive director of Meisheng. A portion of our sales originate in the United States, so we hold certain inventory in a US warehouse and fulfillment facility. To date, a majority of all of our sales has been to customers based in the United States. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

●	engaged representatives to oversee sales in certain foreign territories;

●	engaged distributors in certain foreign territories;

●	established direct relationships with retailers in certain foreign territories;

●	opened sales offices in Canada, Europe and Mexico; and

●	opened distribution centers in the UK, Netherlands, Italy and Mexico.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $153.7 million, or 21.6% of our net sales in 2023 and approximately $151.9 million, or 19.1% of our net sales in 2022. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

Manufacturing and Supplies

Our products are currently produced by overseas third-party manufacturers, which we choose on the basis of quality, flexibility, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and the latest production technology. Substantially all of the manufacturing services performed overseas for us are paid for on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products from our manufacturers; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. The COVID-19 pandemic, in particular, created some short-term delays as manufacturing capacity both dropped during the peak of the China outbreak and then again was stretched when consumer demand for different categories of products spiked as a result of the unprecedented level of households operating under confined-to-home/social distancing guidelines. The lingering impact of the pandemic has created volatility in costs associated with the sourcing and importation of product, in particular due to changes in factor inputs (labor, oil) and market demand for services (transport). In addition, our third-party manufacturers have seen increases in foreign exchange rate exposure during this time. Currently, we have ongoing relationships with over 50 different manufacturers. We believe that alternative sources of supply are available to us although we cannot be assured that we can obtain adequate supplies of manufactured products on short notice. We may also incur costs or other losses as a result of not placing orders consistent with our forecasts for product to be manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not directly manufacture our products, we own the majority of the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dies and molds represent a substantial portion of our property and equipment with a net book value of $13.7 million and $14.1 million as of December 31, 2023 and 2022, respectively. Substantially all of these assets are located in China.

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

Seasonality and Backlog

In 2023, 61.4% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry and therefore it is also the least profitable quarter due to various fixed costs. Seasonality factors cause our operating results to fluctuate significantly from quarter to quarter. However, our outdoor/seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the theatrical/entertainment-led releases of licensed brands, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher-priced toy products.

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

In 2022 and 2021, a number of factors partially attributable to the COVID-19 pandemic created significant bottlenecks and supply-demand imbalances in exporting product out of Asia into the United States and Europe. These factors increased the cost of ocean freight and the cost of trucking while incurring higher expenses and penalties from product being stuck at the port awaiting inbound trucking pickup. The unpredictability of delivery times further resulted in higher warehouse handling costs as container arrival timelines proved less predictable sometimes requiring overtime labor and expansion of the short-term labor pool to cope with above-average arriving volumes. Specifically, in 2022, companies and retailers responded to the ocean freight crisis by shifting more of their importation of product to the first half of the year. These efforts created more volatility in accurately forecasting market demand. In areas where consumer demand subsequently cooled, a backlog of inventory accumulated both at retailers and in manufacturer distribution centers. These excesses in turn generated incremental costs as inventory levels exceeded normal capacity levels, and temporary price reductions were utilized to accelerate consumer demand. Finally, the longer delivery time resulted in a slower cash conversion cycle for us as the net impact was a longer holding period for finished goods inventory between manufacture and sale to customer.

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

As of December 31, 2023, we had approximately 659 employees (including temporary and seasonal employees) working in over 10 countries worldwide to create innovative products and experiences that inspire, entertain, and develop children through play, with approximately 277 employees (42% of the total workforce) located outside the U.S.

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

Available Information

We make available free of charge on or through our Internet website, www.jakks.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we have previously filed registration statements and other documents with the SEC. Any document we file may be inspected without charge at the SEC’s website at www.sec.gov. (These website addresses are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.)

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

●

the evolving media landscape increases the cost and complexity of advertising our products directly to end-consumers, and similarly our ability to effectively predict the most effective advertising platforms could adversely impact our ability to introduce and sell our product lines at planned levels or better; and

●

consumer shopping habits migrating from traditional “brick & mortar” retailer browsing to more online experiences. We cannot be assured that this change will not adversely impact our historical ability to have our newest product offerings discovered, evaluated and appreciated sufficiently to motivate purchase and ultimately build word-of-mouth endorsement about the value of our offerings.

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

Sales of products under trademarks or trade or brand names licensed from others account for substantially all of our net sales. Product licenses allow us to capitalize on characters, designs, concepts and inventions owned by others or developed by toy inventors and designers. Our license agreements generally require us to make specified minimum royalty payments, even if we fail to sell a sufficient number of units to generate these dollar amounts under the percentage of sales basis under which most agreements are written. Some of our license agreements have additional requirements for marketing spend for the brands licensed. Some of our license agreements disallow certain retailer credits and deductions from the sales base on which royalties are calculated, including in some cases uncollectable accounts. In addition, under certain of our license agreements, if we fail to achieve certain prescribed sales targets, we may be unable to retain or renew these licenses which may adversely impact our business, results of operations and financial condition. Many of our license agreements, although multi-year in total, require us to pay a minimum level of royalties annually that cannot be recouped outside of selling during that time period (often 12 months). There may also be minimum royalty commitments assigned to specific geographic regions or countries. As a result, sudden shocks to the market, such as has been the case with COVID-19 or when a foundational retailer goes bankrupt, might leave us with these fixed expenses unless licensors are willing to renegotiate terms in consideration for the unexpected nature of the shock. Contractual minimal royalty payments are almost always fixed and determined upon signing, so these sorts of shocks could have a negative impact on our business, results of operations and financial condition for multiple years given the nature and timing of the shock.

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

Our three largest customers, Target®, Walmart® and Amazon®, accounted for 61.6% of our net sales in 2023. Except for outstanding purchase orders for specific products, we do not have written contracts with, or commitments from, any of our customers, and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers would adversely affect our business, results of operations and financial condition. In addition, pressure by large customers seeking price reductions, financial incentives and changes in other terms of sale or for us to bear the risks and the cost of importing and carrying inventory could also adversely affect our business, results of operations and financial condition.

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

Restrictions under or the loss of availability under our revolving credit line could adversely impact our business and financial condition.

In June 2021, we entered into and consummated a binding definitive agreement with JPMorgan Chase (for an asset-based credit line) with the objective of increasing our overall liquidity.

All outstanding borrowings under the revolving credit line are accelerated and become immediately due and payable (and the revolving credit line terminates) in the event of a default, which includes, among other things, failure to comply with certain financial covenants or breach of representations contained in the credit line documents, defaults under other loans or obligations, involvement in bankruptcy proceedings, an occurrence of a change of control or an event constituting a material adverse effect on us (as such terms are defined in the credit line documents). In the event of a default, it is possible that our assets and certain of our subsidiaries’ assets may be attached or seized by the lenders. Any (i) failure by us to comply with the covenants or other provisions of the credit line (ii) difficulty in securing any required future financing, or (iii) any such seizure or attachment of assets could have a material adverse effect on our business and financial condition. Our revolving credit line matures in June 2026.

We have entered into an At the Market Issuance Sales Agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock, which may adversely affect the price of our Common Stock.

We have entered into an At the Market Issuance Sales Agreement (“ATM Agreement”), pursuant to which we may issue, from time to time, up to $75.0 million of common stock, in one or more offerings in amounts, prices and at terms that we will determine at the time of the offering. Any such sale of common stock will dilute our other equity holders and may adversely affect the market price of the common stock. Under our currently existing ATM Agreement with B. Riley, as of March 15, 2024, we have not sold any shares of the common stock.

We have an effective shelf registration statement pursuant to which we may offer and sell, from time to time, securities, which may adversely affect the price of our Common Stock.

We have on file with the SEC an effective registration statement pursuant to which we may issue, from time to time, up to $150 million of securities (which will be reduced by any amount of securities sold pursuant to the ATM Agreement) consisting of, or any combination of, common stock, preferred stock, debt securities, warrants, rights and/or units, in one or more offerings in amounts, prices and at terms that we will determine at the time of the offering. Any such sale of stock or convertible securities will, or have the potential to, dilute our other equity holders and may adversely affect the market price of the common stock. As of March 15, 2024, we have not sold any securities pursuant to our shelf registration statement.

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

Economic conditions, such as decreased consumer confidence, inflation or a recession, may adversely impact our business, results of operations and financial condition. In addition, general economic conditions were significantly and negatively affected by the September 11th terrorist attacks and could be similarly affected by any future attacks. The COVID-19 pandemic had a negative impact to our business in 2020 by disrupting consumer behavior, spending patterns and ultimately the play patterns and events that often motivate purchases of our products. Furthermore, restrictions on nearly all of our customers’ operating hours in 2020 at one point in the year or another, limited consumers’ ability to discover our products through traditional in-store browsing and unplanned purchase. Continuation of such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could further adversely affect our sales and profitability. Other conditions, such as the unavailability of electronic components or other raw materials, for example, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Interruptions and delays in the availability of raw materials and finished goods could result from labor stoppages and strikes, the occurrence or threat of wars or similar conflicts, trade restrictions, and severe or unexpected weather conditions and other factors, any of which could adversely affect our business and the results of our operations. Significant and sustained increases in the price of oil, for example, could adversely impact the cost of the raw materials used in the manufacture of certain of our products, such as plastic, as well as ocean and over-the-road shipping costs. Increases in the costs of raw materials and shipping and other transportation costs and delays in the delivery of finished goods, if not offset by higher prices, could adversely impact our sales.

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

We depend upon many third-party manufacturers who develop, provide and use the tools, dies and molds that we generally own to manufacture our products. However, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis, could adversely affect our business, results of operations and financial condition. The continuing conflict in the Middle East and its impact on the Red Sea shipping routes, as well as the climate driven transit disruptions at the Panama Canal in Middle America, may ultimately negatively impact the global flow of goods with increasing transit times and cost, which could adversely affect our ability to deliver our products in a timely manner and maintain our expected cost structure.

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

Our corporate headquarters, distribution center and information technology systems are in Santa Monica and the City of Industry, California, and the majority of our U.S.-based staff lives in Southern California. If we encounter any disruptions to our operations within these buildings, or if they were to shut down for any reason, including by fire or other natural disaster, or as a result of another pandemic, then we may be prevented from effectively operating, shipping and processing our merchandise. Furthermore, the risk of disruption or shut down at these buildings and/or within the Southern California community is greater than it might be if they were in another region as Southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shut down at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations. In addition, it is possible that our business operations will be adversely impacted by future climate changes, albeit in ways we cannot predict or quantify at this time.

We have substantial sales and manufacturing operations outside of the United States, subjecting us to risks common to international operations.

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 21.6% of our net sales for the year ended December 31, 2023 and approximately 19.1% of our net sales for year ended December 31, 2022. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we use third-party manufacturers, located principally in China, and are subject to the risks normally associated with operations, including:

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

Failures of our computer-based information technology and cybersecurity breaches could damage our business.

We use computer-based technology systems to conduct significant operational activities and to maintain our business records. These systems are dependent upon the global world-wide web infrastructure known as the “internet”. A material breach in the security of our computer technology systems could result in third parties obtaining or altering the company’s data, including sensitive data of our customers, suppliers, and employees. We experienced a threat to the security of our computer systems in December 2022 which resulted in the leakage of certain data, including information about our employees. Although that incident did not result in material damage to our operations or cash flow, there is no assurance that any future material breach of the security of our computer systems would not occur, and such occurrences could have a material and adverse effect on our financial position, results of operations and cash flows.

We rely extensively on information technology in our operations, and any material failure, inadequacy, or interruption of that technology could have a material adverse impact on our business.

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

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be evaluated for impairment at least annually. At December 31, 2023, $35.1 million, or 8.8% of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations. We did not record any goodwill impairment charges during 2023, 2022 or 2021. In the future, if we do not maintain our profitability and growth targets, the carrying value of our goodwill may become impaired, resulting in impairment charges.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

JAKKS has adopted a cybersecurity framework to help manage and mitigate cybersecurity risks.

JAKKS has implemented cybersecurity policies, processes and procedures to aid in the identification, protection, detection of cyber related issues, and the response to and recovery from cybersecurity breaches. A summary of the principal activities JAKKS has undertaken to strengthen its cybersecurity posture and mitigate its cybersecurity risks:

●

A subcommittee of the Board of Directors has been established to oversee and manage the company’s risk, response, and recovery policies, processes, and procedures related to, and stemming from, cyber-related issues;

●	Purchased cybersecurity risk insurance to protect against potential losses arising from a cybersecurity incident;

●	Implementation of quarterly vulnerability and penetration tests to identify, and if necessary, remediate, any potential risk to the organization;

●	Engaged two (2) third-party service providers to monitor JAKKS systems for anomalous activity (24 hours a day, 365 days a year);

●	Conduct disaster recovery exercise on a yearly basis;

●	Implemented a revised and updated phishing email training program; and

●

Retained a consultant to act as the Company’s Virtual Chief Information Security Officer (VCISO), who has more than 20 years of experience in various cybersecurity roles (e.g., managing information security, developing cybersecurity strategies, implementing cybersecurity and incident response programs, etc.) to oversee the implementation and performance of the Company’s cybersecurity program.

As part of our cybersecurity program, the Company’s VCISO, Senior Vice President of Operations and Vice President of Information Technology, collectively referred to as our “Cybersecurity Team,” reviews our cybersecurity posture, identifies areas in need of improvement, and helps foster a culture of compliance (including training of all employees). Our Vice President of Information Technology has over 20 years of experience in various roles involving managing information security, developing cybersecurity strategy, and implementing cybersecurity program. The Company’s program also includes activities to respond to and recover from cybersecurity incidents, including processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

Our Cybersecurity Team assesses cybersecurity risks, including those related to our supply chain and third-party service providers that have access to our systems or facilities where JAKKS’ data is stored. The team assesses how cybersecurity risks affect or are reasonably likely to materially affect the Company, including our operations or financial position. Our Cybersecurity Team is responsible for the Company’s risk assessment, risk management, disaster recovery, and auditing of JAKKS overall cybersecurity program. The Cybersecurity Team meets with the Cybersecurity Subcommittee of the Board of Directors to discuss, identify, and address cybersecurity risks and review updates to our risk management program to ensure cybersecurity risks to the organization are mitigated. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factors beginning on page 22 of the section entitled “Item 1A. Risk Factors” in this Form 10-K.

In December 2022, the Company learned of a cybersecurity threat to its information technology system (“IT System”), and that certain data, including personal data of employees, had been extracted from the Company’s IT System. Upon learning of the cybersecurity threat, the Company launched an investigation and undertook prompt action, including employing containment protocols to mitigate the impact of the threat, engaging third-party information technology cyber security and forensics experts and special legal counsel, and utilizing additional security measures to help safeguard the integrity of its IT System’s infrastructure and the data contained therein. The Company has not identified any material damage suffered from the incident.

Item 2. Properties

The following is a listing of the principal leased offices maintained by us as of March 15, 2024

		Approximate	Lease Expiration
Property	Location	Square Feet	Date
US
Distribution Center	City of Industry, California	800,000	April 30, 2025
Disguise Office	Poway, California	24,200	June 30, 2028
Corporate Headquarters/Showroom	Santa Monica, California	65,858	January 31, 2029

International
Europe Office	Bracknell, United Kingdom	8,957	January 19, 2027
Hong Kong Headquarters	Kowloon, Hong Kong	18,500	June 30, 2025
Italy Office and Warehouse	Piacenza, Italy	26,189	August 31, 2029

We believe our facilities are suitable for their intended uses and, in conjunction with our third-party contract manufacturing agreements, provide adequate capacity and are sufficient to meet our expected needs.

Item 3. Legal Proceedings

For information regarding our legal proceedings, see Item 8 “Consolidated Financial Statements and Supplementary Data Note 19 – Litigation and Contingencies.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select exchange under the symbol “JAKK.”

Security Holders

To the best of our knowledge, as of March 08, 2024, there were 53 holders of record of our common stock.

Dividends

The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations and may be subject to certain restrictions under our credit facility and through March 10, 2024 were also subject to certain restrictions pursuant to the terms of our preferred stock.

Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2023 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights; and

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (c)
Equity compensation plans approved by security holders	—	—	1,847,686
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,847,686

Equity compensation plans approved by our stockholders consist of the 2002 Stock Award and Incentive Plan. An additional 1.0 million, 1.0 million, 3.6 million, 2.5 million and 1.4 million shares were added to the number of total issuable shares under the Plan and approved by the Board in 2023, 2021, 2019, 2017, and 2013, respectively. Additionally, no shares subject to restricted stock awards remained unvested and no restricted stock awards have been issued as of December 31, 2023. Disclosures with respect to equity issuable to certain of our executive officers pursuant to the terms of their employment agreements are disclosed below under Item 11.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities in the fourth quarter of 2023.

Issuer Unregistered Sale of Equity Securities

There were no issuer sales of unregistered equity securities in the fourth quarter of 2023.

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

Allowance for Current Expected Credit Losses. Our allowance for current expected credit losses is based upon management’s assessment of the business environment, customers’ risk profile characteristics, historical collection and loss information, aging of accounts receivables, and other matters specific to customer accounts in the establishment of pools. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our current expected credit losses, our estimates of the recoverability of amounts due to us could be misstated, which could have an adverse impact on our operating results. Our allowance for current expected credit losses is also affected by the time at which uncollectible accounts receivable balances are actually written off. Management believes the accounting estimate related to the allowance for current expected credit losses is a “critical accounting policy” because judgement is required in the establishment of pools based on customer risk profile characteristics and the historical loss rates applied to each pool. In addition, the allowance requires judgement since it involves estimation of the impact of both current and future economic factors in relation to its customers’ risk profile characteristics. Changes in the assumptions used to develop the estimates could materially affect key financial measures, including other selling and administrative expenses, net income and accounts receivable.

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

In instances where the determination of the fair value measurement is based upon inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based upon the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability (see Item 8 "Consolidated Financial Statements and Supplementary Data Note 15 - Fair Value Measurements” for further information).

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

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2023, our income tax reserves were approximately $3.2 million and relate to federal and state income taxes.

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

Recent Accounting Pronouncements.

See Item 8 “Consolidated Financial Statements and Supplementary Data Note 2 - Summary of Significant Accounting Policies.”

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. A discussion of the operating results for 2022 can be found in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 14, 2023, in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

	Year Ended December 31,
	2023	2022
Net sales	100.0%	100.0%
Less: Cost of sales
Cost of goods	50.9	56.5
Royalty expense	16.5	15.9
Amortization of tools and molds	1.2	1.1
Cost of sales	68.6	73.5
Gross profit	31.4	26.5
Direct selling expenses	5.2	4.2
General and administrative expenses	17.8	14.4
Depreciation and amortization	0.1	0.2
Selling, general and administrative expenses	23.1	18.8
Income from operations	8.3	7.7
Loss from joint ventures	(0.1)	—
Other income (expense), net	0.1	0.1
Change in fair value of preferred stock derivative liability	(1.1)	(0.1)
Loss on debt extinguishment	(0.1)	—
Interest income	0.2	—
Interest expense	(0.9)	(1.4)
Income (loss) before provision for (benefit from) income taxes	6.4	6.3
Provision for (benefit from) income taxes	1.0	(5.2)
Net income (loss)	5.4	11.5
Net income (loss) attributable to JAKKS Pacific, Inc.	5.4%	11.5%
Net income (loss) attributable to common stockholders	5.2%	11.3%

The following table summarizes, for the periods indicated, certain statement of operations data by segment (in thousands).

	Year Ended December 31,
	2023	2022
Net Sales
Toys/Consumer Products	$580,686	$647,317
Costumes	130,871	148,870
	711,557	796,187
Cost of Sales
Toys/Consumer Products	388,260	465,405
Costumes	99,944	119,496
	488,204	584,901
Gross Profit
Toys/Consumer Products	192,426	181,912
Costumes	30,927	29,374
	$223,353	$211,286

Comparison of the Years Ended December 31, 2023 and 2022

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $580.7 million in 2023, compared to $647.3 million in 2022, representing a decrease of $66.6 million, or 10.3%. The decrease in net sales was primarily due to lower sales in our Dolls, Role Play and Dress Up Division, partially offset by increased sales in our Action Play & Collectibles Division.

Costumes. Net sales of our Costumes segment were $130.9 million in 2023, compared to $148.9 million in 2022, representing a decrease of $18.0 million, or 12.1%. The decrease in net sales was primarily driven by US customers recalibrating their order levels down based on Halloween 2022 sell-through.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $388.3 million, or 66.9% of related net sales in 2023 compared to $465.4 million, or 71.9% of related net sales in 2022 representing a decrease of $77.1 million or 16.6%. The decrease in dollars is due to lower overall sales in 2023, while the decrease in percentage of net sales, year-over-year is due to lower inbound freight costs.

Costumes. Cost of sales of our Costumes segment was $99.9 million, or 76.3% of related net sales for 2023 compared to $119.5 million, or 80.3% of related net sales for 2022 representing a decrease of $19.6 million, or 16.4%. The decrease in dollars is due to lower overall sales in 2023. The decrease as a percentage of net sales, year-over-year, is due to lower inbound freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $164.2 million in 2023 and $150.0 million in 2022, constituting 23.1% and 18.8% of net sales, respectively. Selling, general and administrative expenses increased from the prior year primarily driven by higher outbound freight and warehouse expenses for 3rd party warehouses and less scale at operated warehouses coupled with lower capitalization of such cost, as well as higher compensation expense.

Loss on Debt Extinguishment

In 2023, we recognized a loss on debt extinguishment of $1.0 million in connection with the extinguishment of the 2021 BSP Term Loan in June 2023.

Interest Income

Interest Income was $1.3 million for the year ended December 31, 2023, as compared to $0.1 million in the prior year period. Interest income earned is primarily due to the Company’s money market investments.

Interest Expense

Interest expense was $6.5 million for the year ended December 31, 2023, as compared to $11.2 million in the prior year period. In 2023, we recorded interest expense of $3.2 million related to our 2021 BSP Term Loan, $0.7 million related to our revolving credit facility and $2.6 million related to other borrowing costs. In 2022, we recorded interest expense of $9.3 million related to our 2021 BSP Term Loan, $0.6 million related to our revolving credit facility and $1.3 million related to other borrowing costs.

Provision for Income Taxes

During 2023, our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $6.8 million, or an effective tax rate of 15.2%. The 2023 tax expense included a discrete tax benefit of $2.7 million primarily comprised of valuation allowance adjustments. Absent these discrete tax benefits, our effective tax rate for 2023 was 21.3%, primarily due to taxes on federal, state, and foreign income.

During 2022, our income tax benefit was $41.0 million, or an effective tax rate of (81.9)%. The 2022 tax benefit of $41.0 million included a discrete tax benefit of $49.8 million primarily comprised of a valuation allowance release. Absent these discrete tax benefits, our effective tax rate for 2022 was 17.6%, primarily due to taxes on federal, state, and foreign income.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. Based on our evaluation of all positive and negative evidence, as of December 31, 2023, a valuation allowance of $0.7 million has been recorded against the deferred tax assets that more likely than not will not be realized. The net deferred tax asset change of $10.3 million consists of the net deferred tax asset changes in the US and foreign jurisdictions, where we are in a cumulative income position.

Uncertainties that may have a significant impact on net sales and income (loss) from operations

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. The immediate and lingering impact of the 2019 COVID-19 pandemic added additional risk and complexity to the Company’s operations. In addition, the history of smaller scale epidemics in Hong Kong/China (e.g., “bird flu”) highlights an additional risk given that substantially all of our product is sourced from China and our Hong Kong operation is foundational to our business model. We cannot quantify the extent that any new outbreak might have on our sales, net income and cash flows, but it could be significant.

In the first quarter of 2022, Russia and Ukraine engaged in an armed conflict that continues. We cannot predict at this time the length of this conflict and if it will spread to other countries. Accordingly, we cannot quantify at this time if, or the extent, this conflict will adversely impact our business operations.

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

	2023				2022
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net Sales	$107,484	$166,933	$309,744	$127,396	$120,881	$220,422	$322,998	$131,886
As a % of full year	15.1%	23.5%	43.5%	17.9%	15.2%	27.7%	40.6%	16.5%
Gross profit	$31,437	$51,198	$106,985	$33,733	$29,917	$60,890	$91,911	$28,568
As a % of full year	14.1%	22.9%	47.9%	15.1%	14.2%	28.8%	43.5%	13.5%
As a % of net sales	29.2%	30.7%	34.5%	26.5%	24.7%	27.6%	28.5%	21.7%
Income (loss) from operations	$(4,400)	$16,448	$62,399	$(15,340)	$(734)	$23,660	$53,741	$(15,697)
As a % of full year	(7.4)%	27.8%	105.6%	(26.0)%	(1.2)%	38.8%	88.1%	(25.7)%
As a % of net sales	(4.1)%	9.9%	20.1%	(12.0)%	(0.7)%	10.7%	16.7%	(11.9)%
Income (loss) before provision for (benefit from) income taxes	$(6,701)	$7,660	$60,502	$(16,515)	$(3,492)	$27,541	$42,248	$(16,221)
As a % of net sales	(6.3)%	4.6%	19.5%	(13.0)%	(2.9)%	12.4%	13.1%	(12.3)%
Net income (loss)	$(5,318)	$6,182	$48,121	$(10,872)	$(3,909)	$26,207	$30,676	$38,109
As a % of net sales	(5.0)%	3.7%	15.5%	(8.5)%	(3.2)%	11.8%	9.5%	28.9%
Net income (loss) attributable to non-controlling interests	$(5)	$(273)	$(11)	$(4)	$(100)	$(353)	$(17)	$140
As a % of net sales	—%	(0.2)%	—%	—%	(0.1)%	(0.2)%	—%	0.1%
Net income (loss) attributable to JAKKS Pacific, Inc.	$(5,313)	$6,455	$48,132	$(10,868)	$(3,809)	$26,560	$30,693	$37,969
As a % of net sales	(5.0)%	3.9%	15.5%	(8.5)%	(3.1)%	12.0%	9.5%	28.8%
Net income (loss) attributable to common stockholders	$(5,680)	$6,082	$47,754	$(11,252)	$(4,155)	$26,209	$30,336	$37,607
As a % of net sales	(5.3)%	3.6%	15.4%	(8.8)%	(3.4)%	11.9%	9.4%	28.5%
Diluted earnings (loss) per share	$(0.58)	$0.58	$4.53	$(1.12)	$(0.43)	$2.73	$2.96	$3.66
Weighted average shares and equivalents outstanding	9,871	10,532	10,542	10,084	9,588	10,037	10,260	10,263

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Liquidity and Capital Resources

As of December 31, 2023, we had working capital of $106.1 million compared to $101.9 million as of December 31, 2022.

Operating activities provided net cash of $66.4 million in 2023 and $86.1 million in 2022. The decrease in cash flows provided by operating activities, year-over-year, was primarily due to a lower net income and higher working capital usage, partially offset by higher non-cash charges related to valuation adjustments for our preferred stock derivative liability and an increase in deferred income tax assets due to inventory cost and other expense capitalization matters, offset by income tax activities payable. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of December 31, 2023, these agreements required future aggregate minimum royalty guarantees of $53.1 million, exclusive of $1.5 million in advances already paid. Of this $53.1 million future minimum royalty guarantee, $45.1 million is due over the next twelve months.

Investing activities used net cash of $8.9 million and $10.4 million for the years ended December 31, 2023 and 2022, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Financing activities used net cash of $72.3 million in 2023 and $31.0 million in 2022. The cash used in 2023 primarily consists of the repayment of our 2021 BSP Term Loan of $69.2 million and the repurchase of common stock for employee tax withholding of $3.1 million. The cash used in 2022 primarily consists of the repayment of our 2021 BSP Term loan of $29.6 million and repurchase of common stock for employee tax withholding of $1.4 million.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2023 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Operating leases	$8,713	$6,432	$4,525	$4,274	$4,384	$127	$28,455
Minimum guaranteed license/royalty payments	45,066	7,013	1,059	—	—	—	53,138
Employment contracts	7,560	6,467	3,700	—	—	—	17,727
Total contractual cash obligations	$61,339	$19,912	$9,284	$4,274	$4,384	$127	$99,320

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of our income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated (see Item 8 “Consolidated Financial Statements and Supplementary Data Note 12 - Income Taxes” for further explanation of our uncertain tax positions).

As of December 31, 2023, we had no outstanding indebtedness under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $9.4 million in letters of credit. In June 2023 we had fully paid off our first-lien secured term loan (the “2021 BSP Term Loan Agreement”).

The First Lien Term Loan Facility Credit Agreement (the “2021 BSP Term Loan Agreement”) and the Credit Agreement with JPMorgan Chase Bank, N.A., as agent and lender (the “JPMorgan ABL Credit Agreement”) each contained negative covenants that, subject to certain exceptions, limited our ability and our subsidiaries ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The terms of the 2021 BSP Term Loan Agreement also required us to maintain a Net Leverage Ratio of 4:00x, with step-downs occurring each fiscal year starting with the quarter ending March 31, 2022 through the quarter ending September 30, 2024 in which we were required to maintain a Net Leverage Ratio of 3:00x. On April 26, 2022, we entered into a First Amendment to the 2021 BSP Term Loan Agreement, to provide, among other things, that we must maintain Qualified Cash of at least: (a) at all times after the Closing Date and prior to the First Amendment Effective Date, $20.0 million; (b) at all times during the period commencing on the First Amendment Effective Date through and including June 30, 2022, $15.0 million; and (c) at all times on and after July 1, 2022, through September 30, 2022, $17.5 million; provided, however, that if the Total Net Leverage Ratio exceeded 1.75:1.00 as of the last day of the most recently ended month for which financial statements were required to have been delivered, then the amount set forth in this clause shall be increased to $20.0 million. Notwithstanding the foregoing, the Applicable Minimum Cash Amount shall be reduced by $1.0 million for every $5.0 million principal prepayment or repayment of the Term Loans following the First Amendment Effective Date; provided however, that, the Applicable Minimum Cash Amount shall in no event be reduced below $15.0 million.

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

On June 5, 2023, we paid in full the 2021 BSP Term Loan and terminated the 2021 BSP Term Loan Agreement by making a $30.2 million prepayment towards the outstanding principal amount. Additionally, we made a $0.4 million payment towards the outstanding accrued interest, and a $0.3 million payment for the prepayment penalty and other related fees. In connection with this transaction, we recognized a loss on debt extinguishment of $1.0 million on our consolidated statements of operations.

The JPMorgan ABL Agreement contains events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, certain judgment defaults and a change of control as specified in each Agreement. If an event of default occurs under the Agreement, the maturity of the amounts owed under the JPMorgan ABL Agreement may be accelerated.

We were in compliance with the financial covenants under the JPMorgan ABL Agreement as of December 31, 2023.

(See Item 8 “Consolidated Financial Statements and Supplementary Data, Note 9 – Debt and Note 10 – Credit Facilities” for additional information pertaining to our Debt and Credit Facilities.)

As of December 31, 2023 and 2022, we held cash and cash equivalents, including restricted cash, of $72.4 million and $85.5 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States, in various foreign subsidiaries totaled $21.5 million and $39.4 million as of December 31, 2023 and 2022, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of December 31, 2023.

Our primary sources of working capital are cash flows from operations and borrowings under our JPMorgan ABL Facility (See Item 8 “Consolidated Financial Statements and Supplementary Data Note 10 – Credit Facilities”).

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

As of December 31, 2023, off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.4 million.

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

As of March 15, 2024, we have not sold any shares of common stock under the ATM Agreement.

We have on file with the SEC an effective registration statement pursuant to which we may issue, from time to time, up to $150 million of securities (which will be reduced by any amount of securities sold pursuant to the ATM Agreement) consisting of, or any combination of, common stock, preferred stock, debt securities, warrants, rights and/or units, in one or more offerings in amounts, prices and at terms that we will determine at the time of the offering.

As of March 15, 2024, we have not sold any securities pursuant to our shelf registration statement.

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

Exchange Rates

Sales from our United States and Hong Kong operations are denominated in U.S. dollars and our manufacturing costs are denominated in either U.S. or Hong Kong dollars. Local sales (other than in Hong Kong) and operating expenses of our operations in Hong Kong, the United Kingdom, Germany, the Netherlands, France, Italy, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the various exchange rates against the U.S. dollar may positively or negatively affect our operating results. The exchange rate of the Hong Kong dollar to the U.S. dollar has been linked to the U.S. dollar by the Hong Kong Monetary Authority at HK$7.75 - HK$7.85 to US$1.00 since 2005 and, accordingly, has not represented a meaningful currency exchange risk to the U.S. dollar. We cannot assure you that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations between the United States and Hong Kong, or all other currencies will not have a material adverse effect on our business, financial condition or results of operations.

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our JPMorgan ABL Facility (see Item 8 “Consolidated Financial Statements and Supplementary Data, Note 10 – Credit Facilities).

In Q1 2023, we entered into an amendment to our JPMorgan ABL Credit Agreement which changed the interest reference rate on our revolving line of credit from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

Effective March 16, 2023, borrowings under our JPMorgan ABL Facility bear interest at either (i) SOFR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). Borrowings under the JPMorgan ABL Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the twelve-month period ended December 31, 2023, the maximum amount borrowed under the revolving credit facility was $10 million and the average amount of borrowings outstanding was $0.5 million. As of December 31, 2023, the amount of total borrowings outstanding under the revolving credit facility was nil.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, Germany, France, the Netherlands, Italy, Canada and Mexico. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in the United Kingdom, Germany, France, the Netherlands, Italy, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the U.S. dollar exchange rates may positively or negatively affect our results of operations. The exchange rate of the Hong Kong dollar to the U.S. dollar has been linked to the U.S. dollar by the Hong Kong Monetary Authority at HK$7.75 – HK$7.85 to US$1.00 since 2005 and, accordingly, has not represented a meaningful currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows. Therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of these foreign currencies.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

JAKKS Pacific, Inc.

Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2024 expressed an unqualified opinion thereon.

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

Cost of Sales for Royalties and Related Liabilities

As described in Notes 2, 8 and 16 of the consolidated financial statements, the Company enters into various license agreements whereby the Company uses certain characters and intellectual properties in conjunction with its products. For the year ended December 31, 2023, the cost of sales related to license agreement royalties was $117.6 million. As of December 31, 2023, accrued royalties were $23.6 million.

We identified the cost of sales for royalties and related liabilities as a critical audit matter. The royalty expense calculation includes multiple variables based on various license agreements, including amended and renewed license agreements, and a significant volume of underlying data. The cost of sales for royalties and related liabilities requires judgment to critically evaluate management’s forecasts, including assessing the Company’s ability to fully utilize minimum guaranteed royalties. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●

Evaluating the reasonableness of management’s forecasts, which included: (i) obtaining an understanding of management’s process for developing forecasts, (ii) comparing prior period forecasts to actual results, (iii) assessing the Company’s ability to meet its future guarantees at the license agreement level and (iv) evaluating the impact of alternative assumptions on the measurement and comparing to management’s estimate.

●

Assessing management’s projections in the context of other audit evidence obtained during the audit and historical performance to determine whether it was contradictory to the conclusion reached by management.

●

Testing the cost of sales for royalties and related liabilities by (i) evaluating the reasonableness of royalties based on existing, amended, and renewed license agreements during the year, (ii) testing the activity of selected royalty contracts, and (iii) ensuring the proper classification of the selected royalty contracts at year-end.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2006.

Los Angeles, California

March 15, 2024

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets	December 31,
	2023	2022
	(In thousands, except per share data)
Current assets
Cash and cash equivalents	$72,350	$85,297
Restricted cash	204	193
Accounts receivable, net of allowance for credit losses of $3,743 and $2,865 in 2023 and 2022, respectively	123,797	102,771
Inventory	52,647	80,619
Prepaid expenses and other assets	6,374	6,331
Total current assets	255,372	275,211
Property and equipment
Office furniture and equipment	8,852	10,064
Molds and tooling	120,396	113,714
Leasehold improvements	6,708	6,659
Total	135,956	130,437
Less accumulated depreciation and amortization	121,357	115,575
Property and equipment, net	14,599	14,862
Operating lease right-of-use assets, net	23,592	19,913
Other long-term assets	2,162	2,469
Deferred income tax assets, net	68,143	57,804
Goodwill	35,083	35,083
Total assets	$398,951	$405,342
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$42,177	$33,687
Accounts payable - Meisheng (related party)	12,259	9,820
Accrued expenses	45,102	37,998
Reserve for sales returns and allowances	38,531	51,877
Income taxes payable	3,785	8,165
Short-term operating lease liabilities	7,380	10,746
Short-term debt, net	—	25,529
Total current liabilities	149,234	177,822
Long-term operating lease liabilities	16,666	9,863
Accrued expenses – long term	3,746	—
Debt, non-current portion, net of issuance costs and debt discounts	—	41,622
Preferred stock derivative liability	29,947	21,918
Income taxes payable	3,245	2,929
Total liabilities	202,838	254,154
Commitments and contingencies (Note 16)
Preferred stock accrued dividends, $0.001 par value; 5,000,000 shares authorized; 200,000 shares issued and outstanding in 2023 and 2022	5,992	4,490

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,096,197 and 9,742,236 shares issued and outstanding in 2023 and 2022, respectively	10	10
Additional paid-in capital	278,642	275,187
Accumulated deficit	(73,612)	(112,018)
Accumulated other comprehensive loss	(15,627)	(17,482)
Total JAKKS Pacific, Inc. stockholders' equity	189,413	145,697
Non-controlling interests	708	1,001
Total stockholders' equity	190,121	146,698
Total liabilities, preferred stock and stockholders' equity	$398,951	$405,342

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Net sales	$711,557	$796,187	$621,116
Cost of sales:
Cost of goods	362,378	449,597	343,130
Royalty expense	117,607	126,633	87,187
Amortization of tools and molds	8,219	8,671	7,842
Cost of sales	488,204	584,901	438,159
Gross profit	223,353	211,286	182,957
Direct selling expenses	36,987	33,290	43,069
General and administrative expenses	126,893	114,819	98,712
Depreciation and amortization	366	1,907	2,409
Selling, general and administrative expense	164,246	150,016	144,190
Intangible asset impairment	—	300	—
Income from operations	59,107	60,970	38,767
Loss from joint ventures	(565)	—	—
Other income (expense), net	563	797	446
Change in fair value of preferred stock derivative liability	(8,029)	(636)	(13,220)
Change in fair value of convertible senior notes	—	—	(16,419)
Gain on loan forgiveness	—	—	6,206
Loss on debt extinguishment	(1,023)	—	(7,351)
Interest income	1,344	127	13
Interest expense	(6,451)	(11,183)	(14,104)
Income (loss) before provision for (benefit from) income taxes	44,946	50,075	(5,662)
Provision for (benefit from) income taxes	6,833	(41,008)	226
Net income (loss)	38,113	91,083	(5,888)
Net income (loss) attributable to non-controlling interests	(293)	(330)	120
Net income (loss) attributable to JAKKS Pacific, Inc.	$38,406	$91,413	$(6,008)
Net income (loss) attributable to common stockholders	$36,904	$89,997	$(7,342)
Earnings (loss) per share - basic	$3.70	$9.33	$(0.98)
Shares used in earnings (loss) per share - basic	9,962	9,651	7,498
Earnings (loss) per share - diluted	$3.48	$8.86	$(0.98)
Shares used in earnings (loss) per share - diluted	10,590	10,155	7,498

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income (loss)	$38,113	$91,083	$(5,888)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,855	(4,530)	(506)
Comprehensive income (loss)	39,968	86,553	(6,394)
Less: Comprehensive income (loss) attributable to non-controlling interests	(293)	(330)	120
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$40,261	$86,883	$(6,514)

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated	JAKKS
	Number		Additional		Other	Pacific, Inc.	Non-	Total
	of		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(In thousands)
Balance, December 31, 2020	5,695	$6	$221,590	$(197,423)	$(12,446)	$11,727	$1,211	$12,938
Stock-based compensation expense	43	—	2,093	—	—	2,093	—	2,093
RSA to RSU conversion	(431)	—	—	—	—	—	—	—
Conversion of convertible senior notes	4,247	4	50,756	—	—	50,760	—	50,760
Repurchase of common stock for employee tax withholding	(33)	—	(164)	—	—	(164)	—	(164)
Preferred stock accrued dividends	—	—	(1,334)	—	—	(1,334)	—	(1,334)
Net income (loss)	—	—	—	(6,008)	—	(6,008)	120	(5,888)
Foreign currency translation adjustment	—	—	—	—	(506)	(506)	—	(506)
Balance, December 31, 2021	9,521	10	272,941	(203,431)	(12,952)	56,568	1,331	57,899
Stock-based compensation expense	334	—	5,082	—	—	5,082	—	5,082
Repurchase of common stock for employee tax withholding	(113)	—	(1,420)	—	—	(1,420)	—	(1,420)
Preferred stock accrued dividends	—	—	(1,416)	—	—	(1,416)	—	(1,416)
Net income (loss)	—	—	—	91,413	—	91,413	(330)	91,083
Foreign currency translation adjustment	—	—	—	—	(4,530)	(4,530)	—	(4,530)
Balance, December 31, 2022	9,742	10	275,187	(112,018)	(17,482)	145,697	1,001	146,698
Stock-based compensation expense	511	—	8,027	—	—	8,027	—	8,027
Repurchase of common stock for employee tax withholding	(157)	—	(3,070)	—	—	(3,070)	—	(3,070)
Preferred stock accrued dividends	—	—	(1,502)	—	—	(1,502)	—	(1,502)
Net income (loss)	—	—	—	38,406	—	38,406	(293)	38,113
Foreign currency translation adjustment	—	—	—	—	1,855	1,855	—	1,855
Balance, December 31, 2023	10,096	$10	$278,642	$(73,612)	$(15,627)	$189,413	$708	$190,121

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$38,113	$91,083	$(5,888)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	726	233	(1,397)
Depreciation and amortization	8,585	10,578	10,251
Payment-in-kind interest	—	—	1,519
Write-off and amortization of debt discount	714	845	1,419
Write-off and amortization of debt issuance costs	647	708	1,304
Share-based compensation expense	8,027	5,082	2,093
Gain on disposal of property and equipment	(40)	(46)	(67)
Intangibles impairment	—	300	—
Gain on loan forgiveness	—	—	(6,206)
Loss on debt extinguishment	1,023	—	7,351
Deferred income taxes	(10,339)	(57,855)	(72)
Change in fair value of convertible senior notes	—	—	16,419
Change in fair value of preferred stock derivative liability	8,029	636	13,220
Changes in operating assets and liabilities:
Accounts receivable	(21,752)	44,390	(43,743)
Inventory	27,972	3,335	(45,312)
Prepaid expenses and other assets	(12)	4,753	7,330
Account payable	9,595	(18,056)	19,752
Account payable - Meisheng (related party)	1,918	(5,411)	5,265
Accrued expenses	7,104	(9,073)	7,767
Reserve for sales returns and allowances	(13,346)	5,592	4,177
Income taxes payable	(4,064)	9,875	(212)
Other liabilities	3,504	(870)	(849)
Total adjustments	28,291	(4,984)	9
Net cash provided by (used in) operating activities	66,404	86,099	(5,879)
Cash flows from investing activities
Purchases of property and equipment	(8,906)	(10,389)	(8,221)
Investments in employee deferred compensation trusts	(41)	—	—
Proceeds from sale of property and equipment	40	2	32
Net cash used in investing activities	(8,907)	(10,387)	(8,189)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(3,070)	(1,420)	(164)
Repayment of credit facility borrowings	(10,000)	(13,000)	(16,000)
Proceeds from credit facility borrowings	10,000	13,000	16,000
Repayment of 2021 BSP Term Loan	(69,218)	(29,604)	(495)
Net proceeds from issuance of long-term debt	—	—	96,306
Deferred issuance costs	—	—	(2,629)
Repayment of 2019 Recap Term Loan	—	—	(125,805)
Net cash used in financing activities	(72,288)	(31,024)	(32,787)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,791)	44,688	(46,855)
Effect of foreign currency translation	1,855	(4,530)	(506)
Cash, cash equivalents and restricted cash, beginning of year	85,490	45,332	92,693
Cash, cash equivalents and restricted cash, end of year	$72,554	$85,490	$45,332
Supplemental disclosures of non-cash activities:
Forgiveness of Paycheck Protection Program Loan	$—	$—	$6,206
Right-of-use assets exchanged for lease liabilities	$1,648	$5,789	$4,757
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,718	$9,040	$13,355
Cash paid for income taxes, net	$21,635	$7,669	$1,615

As of December 31, 2023, there was $3.0 million of property and equipment included in accounts payable. As of December 31, 2022, there was $3.6 million of property and equipment included in accounts payable. As of December 31, 2021, there was $2.8 million of property and equipment included in accounts payable.

The Company received income tax refunds of nil, $0.3 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and has included these amounts in cash paid during the period for income taxes, net.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Cash and cash equivalents, including restricted cash, held outside of the United States in various foreign subsidiaries totaled $21.5 million and $39.4 million as of December 31, 2023 and 2022, respectively. The cash and cash equivalents, including restricted cash balances in the Company’s foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of December 31, 2023.

Restricted cash

Restricted cash consists of a cash collateral account to cover a guarantee bond.

Accounts Receivable and Allowance for Current Expected Credit Losses

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

The Company records an allowance for current expected credit losses based upon management’s assessment of the business environment, customers’ risk profile characteristics, historical collection and loss information, aging of accounts receivables, and other matters specific to customer accounts to establish pools based on customer risk profile characteristics and the historical loss rates applied to each pool under the expected credit loss model. The allowance consists of the following (in thousands):

	2023	2022
Allowance, beginning balance	$2,865	$2,626
Net additions	726	233
Write-offs and other	152	6
Allowance, ending balance	$3,743	$2,865

Bad debt expense was $0.7 million, $0.2 million and $(1.4) million for the years ended December 31, 2023, 2022 and 2021, respectively

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

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred. For the twelve months ended December 31, 2023, 2022 and 2021 sales commissions were $2.9 million, $2.9 million and $2.2 million, respectively.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the twelve months ended December 31, 2023, 2022 and 2021, shipping and handling costs were $8.6 million, $7.7 million and $5.4 million, respectively.

The Company’s reserve for sales returns and allowances amounted to $38.5 million and $51.9 million as of December 31, 2023 and 2022.

The Company’s net accounts receivable as of December 31, 2023, and 2022 were $123.8 million and $102.8 million, respectively.

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

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (weighted average) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$122	$69
Finished goods	52,525	80,550
	$52,647	$80,619

As of December 31, 2023 and 2022, the inventory obsolescence reserve was $7.7 million and $9.0 million, respectively.

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

The Company excludes right-of-use (”ROU") assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet.

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

During interim reporting periods, the Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to the production of goods as it follows the seasonality of sales. The Company believes that the usage method more accurately matches costs with revenues. From a full-year perspective, the depreciation methodology follows the straight-line method, based on the estimated useful life of molds and tools of three years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021.

For the years ended December 31, 2023, 2022 and 2021, the Company’s aggregate depreciation expense related to property and equipment was $8.6 million, $9.6 million and $9.2 million, respectively.

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

Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31, 2023, 2022 and 2021, was approximately $13.2 million, $14.3 million and $12.2 million, respectively.

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

Revision of Previously Disclosed Amounts

During the course of preparing the Company’s financial statements as of and for the year ended December 31, 2023, the Company adjusted the rate reconciliation table in Note 12 – Income Taxes to break out more material items of the rate reconciliation for comparative purposes. Additionally, the Company adjusted the UTP table disclosed in Note 12 – Income Taxes to exclude associated tax interest. See Note 12 – Income Taxes, for further details.

Foreign Currency Translation Exposure

The Company’s reporting currency is the U.S. dollar. The translation of its net investment in subsidiaries with non-U.S. dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company’s primary currency translation exposures in 2023, 2022 and 2021 were related to its net investment in entities having functional currencies denominated in the Hong Kong Dollar, British Pound, Canadian Dollar, Chinese Yuan, Mexican Peso and the Euro.

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

Share-based Compensation

The Company measures all employee share-based compensation awards using a fair value method and records such expense in its consolidated statements of operations. Forfeitures are being recognized as they occur.

Earnings (Loss) per share

A reconciliation of the amounts used to calculate basic and diluted income (loss) per share for the years ended December 31, 2023, 2022, and 2021 follows (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$38,113	$91,083	$(5,888)
Net income (loss) attributable to non-controlling interests	(293)	(330)	120
Net income (loss) attributable to JAKKS Pacific, Inc.	38,406	91,413	(6,008)
Preferred stock dividend*	(1,502)	(1,416)	(1,334)
Net income (loss) attributable to common stockholders**	$36,904	$89,997	$(7,342)
Weighted average common shares outstanding - basic	9,962	9,651	7,498
Earnings (loss) per share available to common stockholders - basic	$3.70	$9.33	$(0.98)
Weighted average common shares outstanding - diluted	10,590	10,155	7,498
Earnings (loss) per share available to common stockholders - diluted	$3.48	$8.86	$(0.98)

* The 200,000 shares issued and outstanding are non-participating.

** Net income (loss) attributable to common stockholders was computed by deducting preferred dividends of $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021 respectively.

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). For the years ended December 31, 2023, 2022 and 2021, the convertible senior notes interest and related weighted common share equivalent of nil, nil and 1,735,938, respectively, were excluded from the diluted earnings (loss) per share calculation since they would have been anti-dilutive. Potentially dilutive restricted stock awards and units of nil, nil and 122,371 for each of the years ended December 31, 2023, 2022 and 2021, respectively, were excluded from the computation of diluted earnings (loss) per share since they would have been anti-dilutive.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new standard was initially effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10 which deferred the effective date of ASU 2016-13 by three years for Smaller Reporting Companies. As a result, the effective date for the standard is fiscal years beginning after December 15, 2022, and interim periods therein, and early adoption is permitted. The Company adopted ASU 2016-13 and its related amendments on January 1, 2023. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” The ASUs provide temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in ASU 2020-04 apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. In December 2022, the FASB issued ASU 2022-06 which extended the effective date of the new standard to fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. In Q1 2023, the Company entered into amendments to its 2021 BSP Term Loan Agreement and its JPMorgan ABL Credit Agreement, which transitioned the interest reference rate on its term loan and revolving line of credit from LIBOR to the Secured Overnight Financing Rate (“SOFR”) (See Note 9 – Debt and Note 10 – Credit Facilities). The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for the Company for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact that the updated disclosure will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU provides standardization of tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The new standard is effective for the Company for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the updated disclosure will have on its consolidated financial statements.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2023 and 2022 and for the three years in the period ended December 31, 2023 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net Sales
Toys/Consumer Products	$580,686	$647,317	$513,517
Costumes	130,871	148,870	107,599
	$711,557	$796,187	$621,116

	Year Ended December 31,
	2023	2022	2021
Income (Loss) from Operations
Toys/Consumer Products	$60,927	$62,698	$39,046
Costumes	(1,820)	(1,728)	(279)
	$59,107	$60,970	$38,767

	Year Ended December 31,
	2023	2022	2021
Depreciation and Amortization Expense
Toys/Consumer Products	$8,409	$10,182	$9,585
Costumes	176	396	666
	$8,585	$10,578	$10,251

	December 31,
	2023	2022
Assets
Toys/Consumer Products	$383,812	$377,605
Costumes	15,139	27,737
	$398,951	$405,342

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net Sales by Customer Area
United States	$557,865	$644,295	$512,193
Europe	76,464	85,348	60,425
Latin America	32,024	18,338	12,606
Canada	26,992	26,515	17,999
Asia	8,543	10,431	9,232
Australia and New Zealand	7,542	8,836	6,423
Middle East and Africa	2,127	2,424	2,238
	$711,557	$796,187	$621,116

	December 31,
	2023	2022
Long-lived Assets
United States	$21,206	$17,383
China	13,794	14,161
Hong Kong	1,410	2,142
United Kingdom	892	974
Italy	811	—
Mexico	55	46
Canada	23	69
	$38,191	$34,775

Major Customers

Net sales to major customers were as follows (in thousands, except for percentages):

	2023		2022		2021
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Target	$215,211	30.3%	$203,200	25.5%	$176,561	28.4%
Walmart	148,354	20.8	226,318	28.4	167,260	26.9
Amazon	74,878	10.5	66,393	8.3	59,973	9.7
	$438,443	61.6%	$495,911	62.2%	$403,794	65.0%

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

Note 4—Joint Ventures

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp. Ltd., (“MC&C”), for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. On May 10, 2023, the Company dissolved the joint venture with MC&C. Prior to the dissolution, the Company owned fifty-one percent of the joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for the years ended December 31, 2023, 2022 and 2021 was ($293,000), ($330,000) and $120,000, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. On December 1, 2023, the Company dissolved the joint venture with Meisheng. Prior to the dissolution, JAKKS and Meisheng each owned fifty percent of the joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for the years ended December 31, 2023, 2022 and 2021 was nil.

Note 5—Prepaid Expenses and Other Assets

Prepaid expenses and other assets for the year ended December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,
	2023	2022
Income tax receivable	$2,672	$2,217
Prepaid expenses	1,724	994
Royalty advances	1,450	1,822
Employee retention credit	285	1,179
Other assets	243	119
	$6,374	$6,331

Note 6—Goodwill

There were no changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2023 and 2022.

In the second quarter of 2023, the Company performed a quantitative assessment and determined that goodwill was not impaired as the fair value of the reporting units exceeded the carrying value. There were no events or changes in circumstances subsequent to the second quarter assessment that indicate that the carrying value of a reporting unit may exceed its fair value as of December 31, 2023.

Note 7—Concentration of Credit Risk

Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Cash equivalents consist primarily of overnight and money market funds. These instruments are short-term in nature and bear minimal risk.

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

Note 8—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Royalties	$23,594	$17,980
Salaries and employee benefits	6,707	4,697
Inventory liabilities	2,611	3,619
Bonuses	1,604	1,698
Professional fees	1,556	2,949
Goods in transit	1,154	1,519
Third-party warehouse	1,033	936
Unearned revenue	701	922
Sales commissions	506	558
Interest expense	63	68
Other	5,573	3,052
	$45,102	$37,998

In addition to royalties currently payable on the sale of licensed products during the year, the Company records a liability as accrued royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (see Note–16 - Commitments).

Accrued expenses – long-term, which result from negotiated extended payment terms as part of a multi-year agreement with a 3rd party rights holder amounted to $2.7 million as of December 31, 2023, payable in installments over the next 2 years, and nil as of December 31, 2022. The remaining $1.0 million as of December 31, 2023 related to obligations from the Company’s non-qualified deferred compensation plan (see Note 18 – Employee Benefit Plans) which were nil as of December 31, 2022.

Note 9—Debt

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

In connection with the Recapitalization Transaction, the Company issued (i) amended and restated notes with respect to the Company’s $21.6 million Oasis Note issued on November 7, 2017, and the $8.0 million Oasis Note issued on July 26, 2018 (together, the “Existing Oasis Notes”), and (ii) a new $8.0 million convertible senior note having the same terms as such amended and restated notes (the "New $8.0 million Oasis Note" and collectively, the “New Oasis Notes” or the "3.25% convertible senior notes due 2023"). Interest on the New Oasis Notes was payable on each May 1 and November 1 until maturity and accrued at an annual rate of (i) 3.25% if paid in cash or 5.00% if paid in stock plus (ii) 2.75% payable in kind. The New Oasis Notes matured 91 days after the amounts outstanding under the 2019 Recap Term Loan were paid in full, and in no event later than July 3, 2023.

Excluding the impact of the Reverse Stock Split in July of 2020, the New Oasis Notes provided, among other things, that the initial conversion price was $1.00. The conversion price was to be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances was the reset to result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and was not to be greater than the conversion price in effect immediately before such reset. The Company could trigger a mandatory conversion of the New Oasis Notes if the market price exceeded 150% of the conversion price under certain circumstances. The Company could redeem the New Oasis Notes in cash if a person, entity or group acquired shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owned at least 49% of the Company’s issued and outstanding Common Stock. On February 9, 2020, excluding the impact of the Reverse Stock Split, the conversion price of the New Oasis Notes reset to $1.00 per share ($10.00 per share after reverse stock split). On August 9, 2020, the conversion price of the New Oasis Notes reset to $5.647. On February 9, 2021, the conversion price of the New Oasis Notes recalculated and remained unchanged at $5.647.

During 2021, $24.0 million of the New Oasis Notes (including $1.2 million in payment in-kind interest) were converted for 4,246,828 shares of common stock. As a result, the Company recorded an increase to additional paid-in capital of $50.8 million. As a result of the conversion in 2021, the New Oasis Notes were fully extinguished.

The Company accounted for the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a loss of $16.4 million for the year ended December 31, 2021, related to changes in the fair value of the 3.25% convertible senior notes due 2023 (see Note 15 – Fair Value Measurement).

On February 5, 2021, Benefit Street Partners and Oasis Investment II Master Funds Ltd, both related parties, entered into a purchase and sale agreement wherein Benefit Street Partners purchased $11.0 million of principal amount, plus all accrued and unpaid interest thereon, of the New Oasis Notes from Oasis Investment II Master Funds Ltd (see Note 11 – Related Party Transactions). The transaction closed on February 8, 2021. As of December 31, 2023 and 2022, Benefit Street Partners held nil in principal amount of the New Oasis Notes.

Key components of the 3.25% convertible senior notes due 2023 consist of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
Contractual interest expense	$—	$—	$620

Term Loan

Term loan consists of the following (in thousands):

	December 31, 2023			December 31, 2022
		Debt Discount/			Debt Discount/
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs*	Amount	Amount	Costs*	Amount
2021 BSP Term Loan	$—	$—	$—	$68,901	$(1,750)	$67,151

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

Amounts outstanding under the 2021 BSP Term Loan bore interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. The 2021 BSP Term Loan was termed to mature in June 2027.

In January 2023, the Company entered into a second amendment for its 2021 BSP Term Loan Agreement, which transitioned the interest reference rate on its 2021 BSP Term Loan from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The new interest reference rate for the 2021 BSP Term Loan was effective on April 1, 2023. In addition to the transition to SOFR, the amendment also included a constant 0.10% spread adjustment until the maturity of the 2021 BSP Term Loan.

The 2021 BSP Term Loan Agreement contained negative covenants that, subject to certain exceptions, limited the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge its assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Commencing with the fiscal quarter ending June 30, 2021, the Company was required to maintain a Net Leverage Ratio of 4:00x, with step-downs occurring each fiscal year starting with the quarter ending March 31, 2022 through the quarter ending September 30, 2024 in which the Company was required to maintain a Net Leverage Ratio of 3:00x. On April 26, 2022, the Company entered into a First Amendment to the 2021 BSP Term Loan Agreement, to provide, among other things, that the Company must maintain Qualified Cash of at least: (a) at all times after the Closing Date and prior to the First Amendment Effective Date, April 26, 2022, $20.0 million; (b) at all times during the period commencing on the First Amendment Effective Date through and including June 30, 2022, $15.0 million; and (c) at all times on and after July 1, 2022, through September 30, 2022, $17.5 million; provided, however, that if the Total Net Leverage Ratio exceeded 1.75:1.00 as of the last day of the most recently ended month for which financial statements were required to have been delivered, then the amount set forth in this clause was to be increased to $20.0 million. Notwithstanding the foregoing, the Applicable Minimum Cash Amount was to be reduced by $1.0 million for every $5.0 million principal prepayment or repayment of the Term Loans following the First Amendment Effective Date; provided however, that, the Applicable Minimum Cash Amount was in no event to be reduced below $15.0 million.

The 2021 BSP Term Loan Agreement contained events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, certain judgment defaults and a change of control as specified in the 2021 BSP Term Loan Agreement. If an event of default occurred, the maturity of the amounts owed under the 2021 BSP Term Loan Agreement might have been accelerated.

The obligations under the 2021 BSP Term Loan Agreement were guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and were secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens and subject to the priority lien granted under the JPMorgan ABL Credit Agreement (see Note 10 – Credit Facility).

The agent and Sole Lead Arranger under the 2021 BSP Term Loan were affiliates of an affiliate of the Company, which affiliate, at the time of refinancing, owned common stock, and the 3.25% convertible senior notes due 2023 of the Company as well as the Company’s outstanding Series A Preferred Stock (see Note 11 – Related Party Transactions).

The fair value of the Company’s 2021 BSP Term Loan was considered Level 3 fair value (see Note 15 – Fair Value Measurements for further discussion of the fair value hierarchy) and was measured using the discounted future cash flow method. In addition to the debt terms, the valuation methodology included an assumption of a discount rate that approximated the current yield on a debt security with comparable risk. This assumption was considered an unobservable input in that it reflected the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believed that this was the best information available for use in the fair value measurement. The estimated fair value of the 2021 BSP Term Loan was $69.3 million as of December 31, 2022 compared to a carrying value of $68.9 million as of December 31, 2022.

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

Loan under Paycheck Protection Program

On June 12, 2020, the Company received a $6.2 million loan under the Paycheck Protection Program (“PPP”) within the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP loan maturity date was June 2, 2022, and was subject to the CARES Act terms which included, among other terms, an interest rate of 1.00% per annum and monthly installment payments of $261,275 commencing on September 27, 2021. The PPP loan allowed for prepayment at any time prior to maturity with no prepayment penalties. The PPP Loan was subject to events of default and other provisions customary for a loan of this type. A PPP loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. On September 10, 2021, the full amount of the PPP loan was forgiven. The Small Business Administration (“SBA”) may review the Company’s PPP loan forgiveness application for six years after the date of forgiveness. The Company may be subjected to penalties and repayment of the PPP loan if the SBA disagrees with the Company’s eligibilities. Income from the forgiveness of the PPP Loan was recognized as a $6.2 million gain on loan forgiveness for the year ended December 31, 2021, in the consolidated statements of operations.

Note 10—Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility (the “JPMorgan ABL Facility”). The JPMorgan ABL Credit Agreement replaced the Company’s existing asset-based revolving credit agreement, dated as of March 27, 2014 (the “Wells Fargo ABL Facility,” formerly known as the “Amended ABL Facility” in prior filings), with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility bore interest at either (i) LIBOR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026. As of December 31, 2023 and 2022, the weighted average interest rate on the credit facility with JPMorgan Chase Bank was 6.77% and 1.88%, respectively.

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

As of December 31, 2023, the amount of outstanding borrowings was nil and the total excess borrowing availability was $53.3 million.

As of December 31, 2023, off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.4 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 was $0.3 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement. As of December 31, 2022 the Company was in compliance with the financial covenants under the 2021 BSP Term Loan Agreement and the JPMorgan ABL Agreement.

Note 11—Related Party Transactions

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

Meisheng also serves as a significant manufacturer of the Company. For the years ended December 31, 2023, 2022 and 2021, the Company made inventory, molds and tooling related payments to Meisheng of approximately $75.7 million, $120.5 million and $77.7 million respectively. As of December 31, 2023 and 2022, amounts due to Meisheng for inventory received by the Company, but not paid totaled $12.3 million and $9.8 million, respectively.

A director of the Company is a director at Benefit Street Partners, who owns 145,788 shares of the Series A Preferred Stock (see Note 14 – Common Stock and Preferred Stock).

Note 12—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdiction.

For the years ended 2023, 2022 and 2021, the provision for income taxes, which included federal, state and foreign income taxes, was an expense of $6.8 million, a benefit of $41.0 million, and an expense of $0.2 million, respectively, reflecting effective tax provision rates of 15.2%, (81.9)% and (4.0)%, respectively.

The 2023 tax expense of $6.8 million included a discrete tax benefit of $2.7 million primarily comprised of valuation allowance adjustments. Absent these discrete tax benefits, our effective tax rate for 2023 was 21.3%, primarily due to taxes on federal, state and foreign income.

For the years ended 2022 and 2021, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of (81.9)% and (4.0)%, respectively. Exclusive of discrete items, the effective tax provision rate would be 17.6% in 2022 and (10.7)% in 2021.

As of December 31, 2023 and 2022, the Company had net deferred tax assets of $68.1 million and $57.8 million, respectively, related to U.S. and foreign jurisdictions.

Provision for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
Current income tax expense (benefit):
Federal	$11,935	$11,293	$1
State and local	2,167	2,031	43
Foreign	3,070	3,523	254
Total current income tax expense (benefit)	17,172	16,847	298
Deferred income tax expense (benefit):
Federal	(8,989)	(51,579)	—
State and Local	(1,358)	(6,071)	—
Foreign	8	(205)	(72)
Total deferred income tax expense (benefit)	(10,339)	(57,855)	(72)

Total income tax expense (benefit)	$6,833	$(41,008)	$226

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	Year ended December 31,
Deferred Income Tax Assets:	2023	2022
Reserve for sales allowances and possible losses	$654	$469
Accrued expenses	3,467	3,884
Prepaid royalties	676	599
Accrued royalties	1,693	465
Inventory	12,444	9,574
State income taxes	477	420
Property and equipment	1,789	1,701
Goodwill and intangibles	1,192	2,412
Share based compensation	1,025	738
Interest limitation	2,243	2,256
Operating lease liabilities	4,991	4,120
Federal and state net operating loss carryforwards	34,458	31,263
Credit carryforwards	110	110
Research and development capitalization	7,962	3,792
Other	1,097	1,195
Total Deferred Income Tax Assets	74,278	62,998

Deferred Income Tax Liabilities:
Undistributed foreign earnings	(503)	(479)
Operating lease right-of-use assets	(4,908)	(3,989)
Total Deferred Income Tax Liabilities	(5,411)	(4,468)
Valuation allowance	(724)	(726)
Total Net Deferred Income Tax Assets/(Liabilities)	$68,143	$57,804

Provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	Year ended December 31,
	2023	2022	2021
Federal income tax expense	21.0%	21.0%	21.0%
State income tax expense, net of federal tax effect	2.0	1.9	3.3
Effect of differences in U.S. and foreign statutory rates	(1.1)	(1.3)	(0.5)
Uncertain tax positions	0.6	5.5	7.0
Provision to return	(0.1)	(0.2)	5.0
Other deferred adjustments	(5.7)	21.4	1.3
Change in tax rate	0.1	6.9	6.5
Foreign derived intangible income	(9.8)	(10.6)	0.0
Non-deductible expenses	(0.7)	4.7	(38.5)
PPP Loan	0.0	0.0	29.1
Unrealized loss	4.2	0.3	(138.9)
Section 162(m)	6.4	4.2	(30.2)
R&D credit	(1.5)	(0.5)	0.0
Foreign tax credit	0.0	(3.6)	0.0
Undistributed foreign earnings	0.1	(1.4)	(8.7)
Valuation allowance	0.0	(130.2)	139.6
Other	(0.3)	0.0	0.0
	15.2%	(81.9)%	(4.0)%

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

The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Domestic	$28,552	$31,588	$(7,881)
Foreign	16,394	18,487	2,219
	$44,946	$50,075	$(5,662)

The Company uses a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2023 (in millions):

Balance, December 31, 2020	$1.0
Settlements	(0.8)
Balance, December 31, 2021	0.2
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	2.8
Settlements	(0.2)
Balance, December 31, 2022	2.9
Additions based on tax positions related to the current year	0.3
Additions for tax positions of prior years	0.8
Settlements	(0.9)
Balance, December 31, 2023	$3.1

Current interest on uncertain income tax liabilities is recognized as a component of the income tax provision recognized in the consolidated statements of operations. During 2023 and 2022, the Company recognized $41 thousand and $0.2 million of interest expense related to UTPs, respectively.

The Company does not expect its gross unrecognized tax benefits to significantly change within the next 12 months.

Tax years 2020 through 2022 remains subject to examination in the United States. The tax years 2019 through 2022 are generally still subject to examination in the various states. Furthermore, all net operating losses and tax credit carryforwards are still subject to review given that the statute of limitation for these items would begin in the year of utilization. The tax years 2017 through 2022 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state and foreign tax authorities.

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

Based on the Company’s evaluation of all positive and negative evidence, as of December 31, 2023, a valuation allowance of $0.7 million has been recorded against the deferred tax assets that more likely than not will not be realized. For the year ended December 31, 2023, the valuation allowance remained approximately the same as the $0.7 million recorded at December 31, 2022. The 2023 and 2022 net deferred tax assets of $68.1 million and $57.8 million, respectively, consist of the net deferred tax assets in the US and foreign jurisdictions, where the Company is in a cumulative income position.

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

During 2023, the Company finalized the assessment of available net operating loss and tax credit carryforwards under Section 382 and 383. This resulted in an increase of available tax-effected federal and state net operating loss carryforwards of approximately $1.4 million and $1.3 million, respectively. During 2022, the Company completed an initial assessment of the available net operating loss and tax credit carryforwards under Section 382 and 383 and determined that the Company underwent two ownership changes during the period from 2019 to 2021. This resulted in a net reduction of available federal and state net operating loss carryforwards of $16.8 million and federal tax credit carryforwards of approximately $0.6 million, with a corresponding reduction to the valuation allowance of $17.4 million.

At December 31, 2023, the Company has U.S. federal net NOLs, of approximately $148.0 million, which will begin to expire in 2033. At December 31, 2023, the Company has state NOLs of approximately $49.0 million, which will begin to expire in 2024.

The Company maintained undistributed earnings overseas as of December 31, 2023. As of December 31, 2023, the Company believed the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S., with the exception of Hong Kong. As a result of tax reform, the Company’s unrepatriated earnings are no longer subject to federal income tax in the U.S. when distributed.

Note 13—Leases

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company has operating leases for corporate offices, warehouses, and certain equipment. The Company’s leases have remaining lease terms of 1 to 6 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. As of December 31, 2023, the Company’s weighted average remaining lease term is approximately 4 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 7.31%. As of December 31, 2022, the Company’s weighted average remaining lease term is approximately 2 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.22%.

Under ASC 842, total operating lease costs for the years ended December 31, 2023, 2022 and 2021 were $12.4 million, $19.1 million, and $10.3 million, respectively. Of the $12.4 million for the year ended December 31, 2023, $3.3 million was related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $1.5 million in 2023. Of the $19.1 million for the year ended December 31, 2022, $10.7 million was related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $2.2 million in 2022. Of the $10.3 million for the year ended December 31, 2021, $2.0 million was related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $2.2 million in 2021.

The Company had a cash outflow of $10.7 million, $11.5 million and $11.4 million related to operating leases for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability excluding minimum lease payments for executed and legally enforceable leases that have not yet commenced as of December 31, 2023 (in thousands):

Year ending December 31,
2024	$8,713
2025	6,432
2026	4,525
2027	4,274
2028	4,384
Thereafter	127
Total lease payments	28,455
Imputed interest	(4,409)
Total	$24,046

As of December 31, 2023 and 2022, the minimum lease payments for executed and legally enforceable leases that have not yet commenced were nil.

Note 14—Common Stock and Preferred Stock

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

During 2023, certain employees, including three executive officers, surrendered an aggregate of 157,019 shares of restricted stock units for $3.1 million to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 34,588 shares of restricted stock granted in 2021 and 2022 with a value of approximately $0.6 million was forfeited during 2023.

No dividend was declared or paid in 2023 and 2022.

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of the year ended December 31, 2023, the Company did not sell any shares of common stock under the ATM Agreement.

The Company has on file with the SEC an effective registration statement pursuant to which it may issue, from time to time, up to $150 million of securities (which will be reduced by any amount of securities sold pursuant to the ATM Agreement) consisting of, or any combination of, common stock, preferred stock, debt securities, warrants, rights and/or units, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of the year ended December 31, 2023, the Company has not sold any securities pursuant to its shelf registration statement.

Redeemable Preferred Stock

On August 9, 2019, the Company entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization Transaction”) among various investor parties to recapitalize the Company’s balance sheet. In connection with the Recapitalization Transaction, the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of December 31, 2023 and December 31, 2022, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends have been declared or paid. For the year ended December 31, 2023 and 2022, the Company recorded $1.5 million and $1.4 million, respectively of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

The Company considers the repurchase option to have no value as the likelihood is remote that this event, within the Company’s control, would ever occur. The liability is accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company's consolidated statements of operations (see Note 15 – Fair Value Measurement). The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was based on management’s estimates of the probability of a change of control event occurring.

Accordingly, these two embedded derivatives are accounted for separately from the Series A Preferred Stock at fair value.

As of December 31, 2023, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $6.0 million, and the redemption provision, as a bifurcated derivative, is recorded as a long-term liability with an estimated value of $29.9 million. As of December 31, 2022, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $4.5 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $21.9 million.

As of December 31, 2023, the Series A Preferred Stock had a carrying value of $26.0 million and a liquidation value of $39.0 million. As of December 31, 2022, the Series A Preferred Stock had a carrying value of $24.5 million and a liquidation value of $36.7 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2023	2022	2021
Balance, January 1,	$4,490	$3,074	$1,740
Preferred stock accrued dividends	1,502	1,416	1,334
Balance, December 31,	$5,992	$4,490	$3,074

Note 15 — Fair Value Measurements

In instances where the determination of the fair value measurement is based upon inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based upon the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2023
	December 31, 2023	Level 1	Level 2	Level 3
Money market funds	$45,130	$45,130	$—	$—
Investments in employee deferred compensation trusts	41	41	—	—
Preferred stock derivative liability	29,947	—	—	29,947

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2022
	December 31, 2022	Level 1	Level 2	Level 3
Preferred stock derivative liability	$21,918	$—	$—	$21,918

The following table provides a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Preferred stock derivative liability
	2023	2022	2021
Balance at January 1,	$21,918	$21,282	$8,062
Change in fair value	8,029	636	13,220
Balance at December 31,	$29,947	$21,918	$21,282

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

	Fair Value As of December 31, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(In thousands)
Preferred Stock Derivative Liability	$29,947	Discounted Cash Flow	Change-in-control probability assumptions	Range: 0% to 100%
			Timing of change-in-control assumptions	Range: 1 to 10 years
			Discount Rate	Range: 8% to 10%
			Market yield*	6.3%*

	Fair Value As of December 31, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(In thousands)
Preferred Stock Derivative Liability	$21,918	Discounted Cash Flow	Change-in-control probability assumptions	Range: 0% to 100%
			Timing of change-in-control assumptions	Range: 1 to 10 years
			Discount Rate	Range: 17% to 19%
			Implied yield**	11.23%**

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

Future annual minimum royalty guarantees as of December 31, 2023 are as follows (in thousands):

2024	$45,066
2025	7,013
2026	1,059
$53,138

Royalty expense for the year ended December 31, 2023, 2022 and 2021, was $117.6 million, $126.6 million and $87.2 million, respectively.

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2026. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2023 are as follows (in thousands):

2024	7,560
2025	6,467
2026	3,700
$17,727

Note 17—Share-Based Payments

Under the Company’s 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock, restricted stock units and other securities (see Note 14 - Common Stock and Preferred Stock). The vesting of these share-based awards may vary, but typically vest over a requisite service period or are based on performance criteria, with a maximum vesting period of four years. Restricted shares typically vest in the same manner, with the exception of certain awards vesting over one to three years. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management expectations regarding the relevant performance criteria. Unlike the restricted stock awards, the shares for the restricted stock units are not issued until vested. As of December 31, 2023, 1,847,686 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate, expire, or are forfeited.

Restricted Stock Award

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock. Restricted stock award grants are based upon employment contracts, which vary by individual and year, and are subject to vesting conditions.

The following table summarizes the restricted stock award activity, annually, for the year ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
		Weighted		Weighted		Weighted
	Number of	Average Grant Date	Number of	Average Grant Date	Number of	Average Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, January 1	—	$—	—	$—	507,867	$12.73
Granted	—	—	—	—	113,896	4.98
Vested	—	—	—	—	(97,645)	20.87
Forfeited	—	—	—	—	(93,352)	12.67
Converted to RSU	—	—	—	—	(430,766)	8.85
Outstanding, December 31	—	—	—	—	—	—

As of December 31, 2023, 2022 and 2021 there was nil of total unrecognized compensation cost related to non-vested restricted stock.

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

The following table summarizes the RSU award activity, annually for the year ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
		Weighted		Weighted		Weighted
	Number of	Average Grant Date	Number of	Average Grant Date	Number of	Average Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, January 1	1,408,586	$12.82	1,073,902	$8.62	131,517	$6.32
Granted	436,792	21.11	827,349	16.75	540,154	8.72
Vested	(504,384)	11.75	(343,427)	8.37	(23,089)	17.28
Forfeited	(34,588)	16.70	(149,238)	14.70	(5,446)	9.66
Converted from RSA	—	—	—	—	430,766	8.85
Outstanding, December 31	1,306,406	16.47	1,408,586	12.82	1,073,902	8.62

As of December 31, 2023, there was $15.4 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.

As of December 31, 2023, the fair market value of non-vested restricted stock units was $46.4 million.

Share-Based Compensation Expense

The following table summarizes the total share-based compensation expense (in thousands) which is recognized in General and administrative expenses in the Consolidated Statement of Operations:

	Year Ended December 31,
	2023	2022	2021
Share-based compensation expense	$8,027	$5,082	$2,093

Note 18—Employee Benefits Plan

The Company sponsored for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company would make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company-matching contributions, which vest immediately, totaled $1.5 million, $2.1 million and $1.9 million for the year ended December 31, 2023, 2022 and 2021, respectively.

Starting December 2023, the Company sponsored for certain of its U.S. based senior employees, a nonqualified deferred compensation plan which includes provisions for salary deferrals and discretionary contributions on a deferred tax basis. As of December 31, 2023 the Company has not made any discretionary matching contributions to the plan. Employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trust consistent with these directions. The value of the assets held in trust by the nonqualified plan was $41 thousand as of December 31, 2023.

The Company has statutory benefit plans outside the U.S., which are not material.

Note 19—Litigation and Contingencies

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

Note 20—Subsequent Events

On March 11, 2024, the Company redeemed all of the shares of Series A Senior Preferred Stock for an aggregate price of $20.0 million cash and 571,295 of its common shares, representing a value of $15.0 million based on a share price of $26.26, settling the preferred stock derivative liability of $29.9 million and the preferred stock accrued dividends of $6.0 million as of December 31, 2023. The redemption removes the restrictions the preemptive rights of the Series A Senior Preferred Stock placed upon the Company (see Note 14 – Common Stock and Preferred Stock and Note 15- Fair Value Measurements).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of December 31, 2023, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). We believe that, as of December 31, 2023, our internal control over financial reporting was effective based upon those criteria.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

JAKKS Pacific, Inc.

Santa Monica, CA

Opinion on Internal Control over Financial Reporting

We have audited JAKKS Pacific, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 15, 2024, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

Los Angeles, California

March 15, 2024

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	59	Chairman, Chief Executive Officer, President, Secretary and Class I Director
John L. Kimble	54	Executive Vice President and Chief Financial Officer
Zhao Xiaoqiang	56	Class I Director
Alexander Shoghi	42	Class II Director
Joshua Cascade	51	Class II Director
Carole Levine	66	Class II Director
Matthew Winkler	42	Class III Director
Lori MacPherson	56	Class III Director

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

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating Committee. In August 2019 the Capital Allocation Committee, which was established as a standing committee in February 2016, was dissolved. In the first quarter of 2024 we formed a Cybersecurity Oversight Committee.

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

Compensation Committee. In addition to risk oversight functions, the Compensation Committee makes recommendations to the Board regarding compensation of management employees and administers plans and programs relating to employee benefits, incentives, compensation and awards under the 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Shoghi (Chair) and Winkler are the members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq. A copy of the Compensation Committee’s Charter is available on our website at www.jakks.com. Executive officers that are members of the Board make recommendations to the Compensation Committee with respect to the compensation of other executive officers who are not on the Board. Except as otherwise prohibited, the Compensation Committee may delegate its responsibilities to subcommittees or individuals. The Compensation Committee has the authority, in its sole discretion, to retain or obtain advice from a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of such persons. The Company provides the appropriate funding to such persons as determined by the Compensation Committee, which also conducts an independence assessment of its outside advisors using the six factors contained in Exchange Act Rule 10C-1. The Compensation Committee historically receives legal advice from our outside general counsel and has retained Willis Towers Watson, a compensation consulting firm, to directly advise the Compensation Committee from time to time.

The Compensation Committee also annually reviews the overall compensation of our executive officers to determine whether discretionary bonuses should be granted. In 2023, Frederic W. Cook & Co. (FW Cook), a compensation consulting firm, presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. FW Cook also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each executive officer’s compensation.

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

Cybersecurity Oversight Committee. The Cybersecurity Oversight Committee is responsible for oversight of our risk assessment, risk management, disaster recovery procedures and cybersecurity risks. It is anticipated that the Committee will meet at least quarterly with management and outside cybersecurity experts to discuss cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Ms. Levine and Ms. MacPherson are the members of the Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq.

Special Committees. In addition to the above described standing committees, the Board establishes special committees as it deems warranted.

Executive Officers

Our executive officers are elected by our Board of Directors and serve pursuant to the terms of their respective employment agreements. One of our executive officers, Stephen G. Berman, is also a Director of the Company. See above for biographical information about this officer. The other current executive officer is John L. Kimble, our Executive Vice President and Chief Financial Officer.

John L. Kimble became our Executive Vice President and Chief Financial Officer on November 20, 2019. Mr. Kimble worked for over 12 years at various positions at The Walt Disney Company, ultimately as VP/Finance, Strategy, Operations and Business Development. More recently, Mr. Kimble spent six years at Mattel, Inc. where he served in various positions and concluded his career there as VP/Head of Corporate Development - Licensing Acquisitions - M&A. In between his service at Disney and Mattel, he spent two years as an entrepreneur at a start-up gaming company. He began his career as a consultant for Mars & Co., a global strategy consulting firm. Mr. Kimble received his Bachelor’s Degree in Management Science, Concentration in Finance, Minor in Economics from the Sloan School, Massachusetts Institute of Technology (M.I.T.) and has a Master of Business Administration (MBA) from the Wharton School of the University of Pennsylvania.

During 2023, John J. (Jack) McGrath served as our Chief Operating Officer, a position he has held since 2011, and was responsible for the Company’s global operations. He brought more than 24 years of experience, having served as our Executive Vice President of Operations from December 2007 until August 2011 when he became our Chief Operating Officer. Mr. McGrath was our Vice President of Marketing from 1999 to August 2003 and Senior Vice President of Operations until 2007. Effective January 1, 2004, Mr. McGrath will be assigned to, and work out of, our United Kingdom office as President European Operations and he will no longer be Executive Vice President & Chief Operating Officer of the Company. Prior to joining the Company, Mr. McGrath was a Brand Marketer for Hot Wheels® at Mattel Inc. and part of its Asia Pacific marketing team. Mr. McGrath served honorably in the U.S. Army and holds a Bachelor of Science degree in Marketing.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during and for 2023, all Forms 3, 4 and 5 required to be filed during 2023 by our Directors and executive officers were timely filed, except for one Form 4 filed one day late by each of our executive officers.

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

Stockholder recommendations for director nominees are welcome and should be sent to our Chief Financial Officer, who will forward such recommendations to the Nominating Committee, and should include the following information: (a) all information relating to each nominee that is required to be disclosed pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of Common Stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of each nominee, and must be submitted in the time frame described under the caption, “Stockholder Proposals for 2024 Annual Meeting,” in our Proxy Statement for the 2023 Annual Meeting. The Nominating Committee will evaluate candidates recommended by stockholders in the same manner as candidates recommended by other sources, using additional criteria, if any, approved by the Board from time to time. Our stockholder communication policy may be amended at any time with the consent of the Nominating Committee.

Code of Ethics

We have a Code of Ethics (which we call a Code of Conduct) that applies to all our employees, officers and directors. This Code was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. During 2023 the Code was updated and we have posted on our website, www.jakks.com, the full text of such updated Code. We will disclose when there have been waivers of, or amendments to, such Code, as required by the rules and regulations promulgated by the SEC and/or Nasdaq.

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

Item 11. Executive Compensation

We believe that a strong management team comprised of highly talented individuals in key positions is critical to our ability to deliver sustained growth and profitability, and our executive compensation program is an important tool for attracting and retaining such individuals. We also believe that our people are our most important resource. While some companies may enjoy an exclusive or limited franchise or are able to exploit unique assets or proprietary technology, we depend fundamentally on the skills, relationships, energy and dedication of our employees to drive our business. It is only through their constant efforts that we are able to innovate through the creation of new products and the continual rejuvenation of our product lines, to maintain operating efficiencies, and to develop and exploit marketing channels. With this in mind, we have consistently sought to employ the most talented, accomplished and energetic people available in the industry. Therefore, we believe it is vital that our named executive officers receive an aggregate compensation package that is both highly competitive with the compensation received by similarly-situated executive officers, and also reflective of each individual named executive officer’s contributions to our success on both a long-term and short-term basis.

Our executive compensation program is administered by the Compensation Committee. Historically, the base salary, bonus structure and long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “Employment Agreements and Termination of Employment Arrangements”) and we expect that to continue in the future. The Compensation Committee receives legal advice from our outside general counsel and in previous years has retained a compensation consulting firm, such as Willis Towers Watson and Lipis Consulting, Inc., which provided advice directly to the Compensation Committee.

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

Pursuant to the terms of the employment agreements for Messrs. Berman and McGrath in effect as of January 1, 2023, they each receive a base salary which is increased automatically each year by at least $25,000 and $15,000, respectively. The employment agreement for Mr. Kimble provides for an automatic 4% annual increase in base salary. Any increase or further increase in base salary, as the case may be above the contractually required minimum increase, is determined by the Compensation Committee.

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

Mr. Berman’s 2010 amended and restated employment provided for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which was one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement. As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus changed to $3,500,000 of restricted stock, part of which vests over four years and part of which are subject to performance milestones with cliff vesting spread out over three years. Mr. McGrath’s amended employment agreement provides for annual grants of $75,000 of restricted stock which vests in equal installments over three years subject to meeting certain EPS milestones. As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangement”), it was changed to $1,000,000 of restricted stock effective January 1, 2017 subject in part to time vesting over four years and in part to performance milestones with cliff vesting spread over three years. Mr. Kimble’s employment agreement provided for a grant of $250,000 of restricted stock units (“RSU”) for the initial year and annual grants of $500,000 of RSUs thereafter subject in part to time vesting over three years and in part to performance milestones with cliff vesting spread over three years. The milestone targets for each of these employment agreements are established by the Compensation Committee during the first quarter of each year. The employment agreements for Messrs. Berman, McGrath and Kimble also provide for an annual performance bonus based upon net revenue and EBITDA criteria. This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock. Messrs. Berman, McGrath and Mr. Kimble, earned 100% of the bonus based on Total Shareholders Return, EBITDA, and 50% of the bonus based on Net Revenue in 2022, and 75% of the bonus based upon EBITDA criteria for 2021. In 2023 Messrs. Berman, McGrath and Mr. Kimble, earned 100% of the cash-payable bonus based on Total Shareholders Return, EBITDA, and 50% of the bonus based on Net Revenue in 2023. In 2023 only Mr. Kimble had unvested performance-based RSUs outstanding and earned 100% of the bonus based on Total Shareholders Return.

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

Mr. Berman’s, McGrath's and Kimble’s employment agreement also provide for an additional bonus solely in the discretion of the Compensation Committee. After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, Messrs. Berman and McGrath were not awarded any discretionary cash bonuses for 2023, 2022 or 2021. Mr. Kimble received a nil, nil, and $284,685 discretionary bonus for 2023, 2022 and 2021, respectively.

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee. Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan. In 2020 to 2023, the named executive officers were granted the following perquisites: automobile allowance and 401(k) plan matching contribution for Messrs. Berman, McGrath and Kimble; and a life insurance benefit for Mr. Berman. We value perquisites at their incremental cost in accordance with SEC regulations.

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

At our 2023 annual meeting, our shareholders approved our current executive compensation with over a majority of all shares actually voting on the issue affirmatively giving their approval. Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Summary Compensation Table – 2022-2023

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($)	($)	Earnings ($)	($) (2)	($)
Stephen G. Berman	2023	1,800,000	5,171,940	3,499,994	—	—	—	50,441	10,552.375
Chief Executive Officer,	2022	1,741,267	5,548,203	5,726,466	—	—	—	71,478	13,087,414
President and Secretary

John J. McGrath	2023	520,000	634,612	519,995	—	—	—	118,947	1,793,554
Chief Operating Officer	2022	520,000	733,022	519,999	—	—	—	43,446	1,816,467

John L. Kimble	2023	562,432	1,001,805	843,648	—	—	—	52,550	2,460,435
Executive Vice President	2022	540,800	753,822	1,352,005	—	—	—	42,046	2,688,673
and Chief Financial Officer

(1)

For Mr. Berman, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled the lesser of (a) $3.5 million in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 2.25% of outstanding shares of Common Stock in 2023 and 2022, respectively. For Mr. McGrath, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled the lesser of (a) $0.5 million in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 1.05% of outstanding shares of Common Stock in 2023 and 2022, respectively. For Mr. Kimble the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled $843,648 and $540,800 in 2023 and 2022. The awards to Mr. Berman and Mr. McGrath are capped at the amount of available shares in the Plan.

(2)

Represents automobile allowances paid in the amount of $24,306 and $22,528 for Mr. Berman for 2023 and 2022, respectively, $14,400 for Mr. McGrath for both 2023 and 2022, and $18,000 and $13,000 for Mr. Kimble for 2023 and 2022, respectively. The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of $18,150 and $15,250, respectively, for 2023 and 2022, for Mr. Berman, Mr. McGrath and Mr. Kimble. The amounts include $7,985 and $25,265 related to a life insurance policy for Mr. Berman in 2023 and 2022, respectively.

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2023 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

Option Awards						Stock Awards / Units
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	582,588	20,711,003	—	—

John J. McGrath	—	—	—	—	—	73,958	2,629,207	—	—

John L. Kimble	—	—	—	—	—	155,770	5,537,624	—	—

(1)

The product of (x) $35.55 (the closing sale price of the common stock on December 31, 2023) multiplied by (y) the number of unvested restricted shares or units outstanding. These units of stock vest annually until 2026.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2023 by the Named Executive Officers:

Options Exercises And Stock Vested-2023

	Option Awards		Stock Awards / Units
	Number of	Value	Number of
	Shares	Realized on	Shares	Value
	Acquired on	Exercise	Acquired on	Realized on
Name	Exercise (#)	($)	Vesting (#)	Vesting ($)
Stephen G. Berman	—	—	78,070	1,365,444

John J. McGrath	—	—	26,261	459,305

John L. Kimble	—	—	40,675	956,560

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2023. The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2023.

Stephen G. Berman

							Involuntary
						Termination	Termination
		Quits For	Upon	Upon	Termination	For	In Connection
	Upon	“Good Reason”	Death	“Disability”	Without	“Cause”	with Change
	Retirement	(3)	(4)	(5)	“Cause”	(6)	of Control (7)
Base Salary	$—	$5,400,000	$—	$—	$5,400,000	$—	$17,895,285	(8)
Restricted Stock Units (1)	—	20,711,003	—	—	20,711,003	—	20,711,003
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $35.55 (the closing sale price of the common stock on December 31, 2023) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2023, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

(8) Under the terms of Mr. Berman’s employment agreement (see “Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason,” then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in section 280(G) of the Code (which was $5,985,045 in 2023) and continued health care coverage.

John J. McGrath

							Involuntary
						Termination	Termination
		Quits For		Upon	Termination	For	In Connection
	Upon	“Good Reason”	Upon	“Disability”	Without	“Cause”	with Change
	Retirement	(3)	Death	(4)	“Cause”	(5)	of Control (6)
Base Salary	$—	$1,000,000	$—	$—	$1,000,000	$—	$1,000,000
Restricted Stock Units (1)	—	2,629,207	—	—	2,629,207	—	2,629,207
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $35.55 (the closing sale price of the common stock on December 31, 2023) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2023, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

John L. Kimble

							Involuntary
						Termination	Termination
		Quits For			Termination	For	In Connection
	Upon	“Good Reason”	Upon	Upon	Without	“Cause”	with Change
	Retirement	(3)	Death	“Disability”	“Cause”	(4)	of Control (5)
Base Salary	$—	$1,687,293	$—	$—	$1,687,293	$—	$1,124,864
Restricted Stock Units (1)	—	5,537,624	—	—	5,537,624	—	5,537,624
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $35.55 (the closing sale price of the common stock on December 31, 2023) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2023, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

In February 2010 our Board determined the terms for the minimum shareholding requirements. Pursuant to the new minimum shareholding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years. To illustrate: if an average Director wishes to sell shares in 2024, he/she will have to hold shares with a market value of at least $218,000 prior to and following any sale of shares calculated as of the date of the sale, such $218,000 minimum calculated by taking the average cash stipend of $109,000 paid during the prior two years multiplied by two.

The following table sets forth the compensation earned by our non-employee Directors for our fiscal year ended December 31, 2023:

Director Compensation

						Change in
						Pension Value
						and
		Fees			Non-Equity	Nonqualified
		Earned			Incentive	Deferred
		or Paid in	Stock	Option	Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	Incentive ($)	($)	($)	($)
Alexander Shoghi	2023	135,000	—	—	—	—	—	135,000
Zhao Xiaoqiang	2023	100,000	—	—	—	—	—	100,000
Joshua Cascade	2023	105,000	—	—	—	—	—	105,000
Carole Levine	2023	105,000	—	—	—	—	—	105,000
Lori J. MacPherson	2023	105,000	—	—	—	—	—	105,000

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

On June 7, 2016, we amended the employment agreement between us and Mr. Berman, our Chairman, CEO and President, and entered into Amendment Number Two to Mr. Berman’s Second Amended and Restated Employment Agreement dated November 11, 2010 (the “Berman Employment Agreement”). The terms of the Berman’s Employment Agreement have been amended as follows: (i) extension of the term until December 31, 2020; (ii) increase of Mr. Berman’s Base Salary to $1,450,000 effective June 1, 2016, subject to annual increases thereafter as determined by the Compensation Committee, with annual minimum increases of $25,000 commencing January 1, 2017; (iii) modification of the performance and vesting standards for each $3.5 million Annual Restricted Stock Grant (“Annual Stock Grant”) provided for under Section 3(b) of the Employment Agreement, effective as of January 1, 2017, so that 40% ($1.4 million) of each Annual Stock Grant will be subject to time vesting in four equal annual installments over four years and 60% ($2.1 million) of each Annual Stock Grant will be subject to three year “cliff vesting” (i.e. payment is based upon performance at the close of the three year performance period), with vesting of each Annual Stock Grant determined by the following performance measures: (a) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (b) net revenue growth as compared to our peer group (weighted 25%) and (c) growth in Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as compared to our peer group (weighted 25%); (iv) modification of the performance measures for award of the Annual Performance Bonus equal to up to 300% of Base Salary (“Annual Bonus”) provided for under Section 3(d) of the Berman Employment Agreement, effective as of January 1, 2017, so that the performance measures will be based only upon net revenues and EBITDA, each performance measure weighted 50%, and with the specific performance criteria applicable to each Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year; and (v) provision of health and dental insurance coverage for Mr. Berman’s children in the event of his death during the term of the Berman Employment Agreement.

On August 9, 2019, we further amended the Berman Employment Agreement as follows: (i) increase of Mr. Berman’s Base Salary to $1,700,000, effective immediately; (ii) addition of a 2020 performance bonus opportunity in a range between twenty-five percent (25%) and three hundred percent (300%) of Base Salary, based upon the level of EBITDA achieved for the fiscal year, as determined by the Compensation Committee, and subject to additional terms and conditions as set forth therein; (iii) addition of a special sale transaction bonus equal to $1,000,000 if we enter into and consummate a Sale Transaction on or before February 15, 2020, subject to additional terms and conditions as set forth therein; (iv) modification of the Berman Annual Stock Grant provided for under section 3(b) of the Berman Employment Agreement, effective as of January 2020, so that the number of shares of Restricted Stock granted pursuant to the Berman Annual Stock Grant equal the lesser of (a) $3,500,000 in value (based on the closing price of a share of Common Stock on December 31, 2019), or (b) 1.5% of outstanding shares of Common Stock, which shall vest in four equal installments on each anniversary of grant; (v) waiver of certain “Change of Control”, Liquidity Event, and other provisions under the Berman Employment Agreement with respect to certain Specified Transactions; and (vi) modification of the definition of “Good Reason Event” to include a change in membership of the Board such that following such change, a majority of the directors are not Continuing Directors. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Berman Employment Agreement, as amended by the third amendment.

On November 18, 2019, we further amended the Berman Employment Agreement as follows: (i) to extend the term of the Berman Employment Agreement for an additional year through December 31, 2021; (ii) addition of a 2021 performance bonus opportunity in a range between twenty-five percent (25%) and three hundred percent (300%) of Base Salary, based upon the level of EBITDA achieved for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; (iii) modification of the Berman Annual Stock Grant provided for under section 3(b) of the Berman Employment Agreement, effective as of January 2020, so that the number of shares of Restricted Stock granted pursuant to the Berman Annual Stock Grant equal the lesser of (a) $3,500,000 in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 1.5% of outstanding shares of Common Stock, which shall vest in four equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Executive (and no cash substitute shall be provided to Executive) to the extent shares are not available for grant under the Company’s 2002 Plan as of such date; and, provided, further, that we shall not be obligated to amend the 2002 Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the 2002 Plan. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Berman Employment Agreement, as amended by the fourth amendment.

On February 18, 2021, we further amended the Berman Employment Agreement as follows: (i) to extend the Term of the Berman Employment Agreement for an additional three years through December 31, 2024; (ii) addition of a performance bonus opportunity for 2022 – 2024 in a range between twenty-five percent (25%) and three hundred percent (300%) of Base Salary, based upon the level of EBITDA achieved by the Company for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; and (iii) modification of the Annual Restricted Stock Grant provided for under section 3(b) of the Berman Employment Agreement, effective as of January 2022, so that the number of shares of Restricted Stock granted pursuant to such Annual Restricted Stock Grant equal the lesser of (a) $3,500,000 in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 2.25% of outstanding shares of Common Stock, which shall vest in three equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Mr. Berman (and no cash substitute shall be provided to Mr. Berman) to the extent shares are not available for grant under the Plan as of such date; and, provided, further, that the Company shall not be obligated to amend the Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the Plan. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Berman Employment Agreement, as amended by the fifth amendment.

On September 29, 2016, the Company amended the employment agreement between the Company and Mr. John (a/k/a Jack) McGrath, our Chief Operating Officer, and entered into Amendment No. 4 to Mr. McGrath’s Employment Agreement, dated March 4, 2010 which was effective January 1, 2010 (the “McGrath Employment Agreement”). The terms of the McGrath Employment Agreement were amended as follows: (i) extension of the term until December 31, 2020; (ii) modification of the performance and vesting standards for each Annual Restricted Stock Grant (“Annual Stock Grant”) provided for under Section 3(d) of the McGrath Employment Agreement, effective as of January 1, 2017, as follows: each Annual Stock Grant will be equal to $1 million, and 40% ($0.4 million) of each Annual Stock Grant will be subject to time vesting in four equal annual installments over four years, and 60% ($0.6 million) of each Annual Stock Grant will be subject to three year “cliff vesting” (i.e. vesting is based upon satisfaction of the performance measures at the close of the three year performance period), determined by the following performance measures: (A) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (B) net revenue growth as compared to our peer group (weighted 25%) and (C) growth in EBITDA as compared to our peer group (weighted 25%); and (iii) modification of the Annual Performance Bonus (“Annual Bonus”) provided for under Section 3(e) of the McGrath Employment Agreement, effective as of January 1, 2017, as follows: the Annual Bonus will be equal to up to 125% of Base Salary, and the actual amount will be determined by performance measures based upon net revenues and EBITDA, each performance measure weighted 50%, and with the specific performance criteria applicable to each Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year, and payable in cash (up to 100% of Base Salary) and shares of our common stock (any excess over 100% of Base Salary) with the shares of stock vesting over three years in equal quarterly installments.

Effective February 28, 2018, we entered into a Fifth Amendment to the McGrath Employment Agreement, to provide that if a change of control occurs and within one year thereafter Mr. McGrath is terminated without “Cause” or quits with “Good Reason”, then he has the right to receive a payment equal to the greater of two times his then current base salary or the payments due for the remainder of the term of his Employment Agreement. The Fifth Amendment amended the definition of “Cause” to mean (i) Mr. McGrath’s conviction of, or entering a plea of guilty or nolo contendere (which plea is not withdrawn prior to its approval by the court) to, a felony offense or other crime and either Mr. McGrath’s failure to perfect an appeal of such conviction prior to the expiration of the maximum period of time within which, under applicable law or rules of court, such appeal may be perfected or, if he does perfect such an appeal, the sustaining of his conviction of a felony offense on appeal; or (ii) the determination by our Board of Directors, after due inquiry, based on convincing evidence, that Mr. McGrath has: (A) committed fraud against, or embezzled or misappropriated funds or other assets of, our Company (or any subsidiary); (B) violated, or caused our Company (or any subsidiary) or any of our officers, employees or other agents, or any other individual or entity to violate, any material law, regulation or ordinance, or any material policy, rule, regulation or practice established by our Company or our Board of Directors; (C) willfully, or because of gross or persistent inaction, failed properly to perform his duties or acted in a manner detrimental to, or adverse to our interests; or (D) violated, or failed to perform or satisfy any material covenant, condition or obligation required to be performed or satisfied by him under his employment agreement with the Company; and that, in the case of any violation or failure referred to in clause (B), above, such violation is reasonably expected to have a significant detrimental effect on our Company (or any subsidiary). The Fifth Amendment provided for definition of the term “Good Reason” to mean i) any material reduction of Mr. McGrath’s base salary, (ii) relocation of Mr. McGrath’s principal place of employment by more than thirty miles, or (iii) the material change in the nature, titles or scope of the duties, obligations, rights or powers of Mr. McGrath’s employment resulting from any action or failure to act by the Company.

Effective December 31, 2019 we amended the McGrath Employment Agreement as follows: (i) to extend the term of the McGrath Employment Agreement for an additional year through December 31, 2021; (ii) a 2020 and 2021 performance bonus opportunity in a range between twenty-five percent (25%) and one hundred twenty-five percent (125%) of Base Salary, based upon the level of EBITDA achieved for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; (iii) modification of the McGrath Annual Stock Grant provided for under section 3(d) of the McGrath Employment Agreement, effective as of January 2020, so that the number of shares of Restricted Stock granted pursuant to the McGrath Annual Stock Grant equal the lesser of (a) $1,000,000 in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 0.5% of outstanding shares of Common Stock, which shall vest in four equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Executive (and no cash substitute shall be provided to Executive) to the extent shares are not available for grant under the 2002 Plan as of such date; and, provided, further, that we shall not be obligated to amend the 2002 Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the 2002 Plan. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the McGrath Employment Agreement, as amended by such amendment.

On June 18, 2021, the Company amended the McGrath Employment Agreement as follows: (i) to extend the Term of the McGrath Employment Agreement for an additional two years through December 31, 2023; (ii) to set the Base Salary, effective January 1, 2022, at the rate of $520,000 per annum; (iii) addition of a performance bonus opportunity for fiscal years 2022 and 2023 in a range between twenty-five percent (25%) and one hundred twenty five percent (125%) of Base Salary, based upon the level of EBITDA achieved by the Company for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; and (iv) addition of a provision for the issuance on the first business day of each of calendar years 2022 and 2023 of that number of Restricted Stock Units that are equal to the lesser of (A) an amount in value (determined as provided below) equal to Mr. McGrath’s Base Salary then in effect or (B) 1.05% of common shares outstanding of the Company, which shall vest in two equal installments on each anniversary of grant; provided, that no such award shall be made (and no cash substitute shall be provided) to the extent shares are not available for grant under the Company’s 2002 Stock Award and Incentive Plan (as in effect on the date hereof and as subsequently may be amended, from time to time, or any successor plan, the “Plan”) as of such date; and provided, further, that the Company shall not be obligated to amend the Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the Plan. The number of Shares in each annual grant of Restricted Stock Units will be determined by the closing price of a share of the Company's common stock on December 31, 2021 with respect to the 2022 award, and December 31, 2022 with respect to the 2023 award.

On March 7, 2023 the Company amended the McGrath Employment Agreement and entered into a Letter Agreement with Mr. McGrath (the “Letter Agreement”). The two Agreements amend the McGrath Employment Agreement as follows: (i) extend the term of the McGrath Employment Agreement for an additional two years through December 31, 2025; (ii) change his title and responsibilities to be that of President European Operations, (iii) set the Base Salary, effective January 1, 2024, at the rate of $500,000 per annum; and (iv) make any performance bonus discretionary.

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

On October 25, 2022, the Company amended the employment agreement between the Company and Mr. Stephen G. Berman, Chief Executive Officer and President, and entered into Amendment NO. 7 to the Berman Employment Agreement. The terms of the Berman’s Employment Agreement have been amended as follows: (i) to extend the terms of the Berman Employment Agreement for an additional two years through December 31, 2026; (ii) addition of a performance bonus opportunity for 2025-2026 in a range between twenty-five percent (25%) and three hundred percent (300%) of Base Salary, based upon the level of EBITDA achieved by the Company for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth herein; (iii) provision of an Annual Restricted Stock Unit Grant as provided for under section 3(b) of the Berman Employment Agreement, effective as of January 2025, if a number of shares of Restricted Stock Units granted pursuant to such Annual Restricted Stock Unit Grant equal the lesser of (a) $3,500,000 in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 2.25% of outstanding shares of Common Stock, which shall vest in three equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Mr. Berman (and no cash substitute shall be provided to Mr. Berman) to the extent shares are not available for grant under the Plan as of such date; and provided, further, that the Company shall not be obligated to amend the Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the Plan; and (iv) in consideration of Mr. Berman agreeing to extend the term of his employment agreement, a grant of 183,748 Restricted Stock Units, which shall vest in two equal installments of 91,874 Restricted Stock Units each on October 25, 2025 and October 25, 2026 (provided that Executive remains employed by the Company on such date(s), as applicable.) All capitalized terms used but not defined in the two previous sentences have the meanings ascribed thereto in the Berman Employment Agreement, as amended by the seventh amendment.

On October 25, 2022, the Company amended the employment letter agreement between the Company and Mr. John L. Kimble, Chief Financial Officer and Executive Vice President, and entered into Amendment No. 1 to the Kimble Employment Agreement. The terms of the Kimble Employment Agreement have been amended as follows: (i) ) to extend the Term of the Kimble Employment Agreement for an additional two years through December 31, 2026; (ii) modification of existing cash performance bonus opportunity for 2023 – 2026 in a range between twenty-five percent (25%) and two hundred percent (200%) of Base Salary, based upon the level of EBITDA achieved by the Company for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; (iii) modification of the Kimble Employment Agreement captioned “Restricted Stock Awards”, effective as of January 2023, to provide for the annual grant of a number of shares of Restricted Stock Units equal to the lesser of (a) 150% of Base Salary in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 1.50% of outstanding shares of Common Stock, which shall vest in three equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Mr. Kimble (and no cash substitute shall be provided to Mr. Kimble) to the extent shares are not available for grant under the Plan as of such date; and, provided, further, that the Company shall not be obligated to amend the Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the Plan; and (iv) in consideration of Mr. Kimble agreeing to extend the term of his employment agreement, a grant of 41,988 Restricted Stock Units, which shall vest in two equal installments of 20,994 Restricted Stock Units each on October 25, 2025 and October 25, 2026 (provided that Executive remains employed by the Company on such date(s), as applicable.) All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Kimble Employment Agreement, as amended by the first amendment.

On March 31, 2023, the Company amended the employment agreement between the Company and Mr. Stephen G. Berman, Chief Executive Officer and President, and entered into Amendment No. 8 to the Berman Employment Agreement. The terms of the Berman Employment Agreement have been amended to increase Mr. Berman’s Base Salary to an annual rate of $1,800,000, effective January 1, 2023, and for each subsequent calendar year during the Term at an annual rate to be determined by the Compensation Committee of the Company’s Board of Directors, but is at least $25,000 more than the annual rate in the immediately preceding year.

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

Employee Benefits Plan

We sponsored for our U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company would make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company-matching contributions, which vest immediately, totaled $1.5 million, $2.1 million and $1.9 million for the year ended December 31, 2023, 2022 and 2021, respectively.

Starting December 2023, we sponsored for certain of our U.S. based senior employees, a nonqualified deferred compensation plan which includes provisions for salary deferrals and discretionary contributions on a deferred tax basis. As of December 31, 2023 we have not made any discretionary matching contributions to the plan. Employees direct the investment of their account balances, and we invest amounts held in the associated investment trust consistent with these directions. The value of the assets held in trust by the nonqualified plan was $41 thousand of December 31, 2023.

The Company has statutory benefit plans outside the U.S., which are not material.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a director or member of a compensation committee (or other Board committee performing equivalent functions) of any other entity, one of whose executive officers served as a director or a member of our Compensation Committee.

Pay vs. Performance

In accordance with rules adopted by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we provide the following information about the relationship between executive compensation for our principal executive officers (“PEOs”) and non-PEO named executive officers (“NEOs”) as well as certain financial performance of the Company. The following table sets forth additional compensation information for our principal executive officer (PEO) and our non-PEO named executive officers (“Non-PEO NEOs”), calculated in accordance with Item 402(v) of Regulation S-K, for fiscal years 2023 and 2022.

	Summary		Average Summary	Average	Value of Initial
	Compensation	Compensation	Compensation Table	Compensation	Fixed $100 Investment
	Table Total	Actually Paid	Total for	Actually Paid to	Based on Total	Net Income
Year	For PEO (1)	To PEO (2)	Non-PEO NEOs (3)	Non-PEO NEOs (4)	Non-PEO NEOs (5)	(in millions)
2023	$10,522,375	$22,454,003	$2,126,995	$4,786,597	$349.90	$38,113
2022	13,087,414	15,174,520	2,252,570	3,082,281	172.15	91,083

(1)	The dollar amounts reported are the amounts of total compensation reported for our PEO, Stephen G. Berman, in the Summary Compensation Table of our 10-K for fiscal years 2023 and 2022.
(2)

The dollar amounts reported represent the amount of “compensation actually paid”, as computed in accordance with SEC rules. The dollar amounts reported are the amounts of total compensation reported for Mr. Berman during the applicable year, but also include (i) the year-end value of equity awards granted during the reported year, (ii) the change in the value of equity awards that were unvested at the end of the prior year, measured through the date the awards vested, or through the end of the reported fiscal year, (iii) value of equity awards issued and vested during the reported fiscal year, and (iv) reduced by the value of equity awards granted in prior years that were forfeited in subsequent years.

(3)	The dollar amounts reported are the average of the total compensation reported for our NEOs, other than our PEO, namely Messrs. Kimble and McGrath for fiscal years 2023 and 2022.
(4)

The dollar amounts reported represent the average amount of “compensation actually paid”, as computed in accordance with SEC rules, for our NEOs, other than our PEO. The dollar amounts reported are the average of the total compensation reported for our NEOs, other than our PEO in the Summary Compensation Table for fiscal years 2023 and 2022, but also include (i) the year-end value of equity awards granted during the reported year, (ii) the change in the value of equity awards that were unvested at the end of the prior year, measured through the date the awards vested, or through the end of the reported fiscal year, (iii) value of equity awards issued and vested during the reported fiscal year, and (iv) reduced by the value of equity awards granted in prior years that were forfeited in subsequent years.

(5)

Assumes an investment of $100 for the period starting on January 1, 2022 through the end of the listed fiscal year. The closing prices of the Company’s common stock as reported on Nasdaq, as applicable, on the following trading days were: (i) $10.16 on December 31, 2021; (ii) $17.49 on December 31, 2022; and (iii) $35.55 on December 31, 2023.

The following table details the adjustments to the Summary Compensation Table to determine average “compensation actually paid” for the PEO and NEOs (other than the PEO), as computed in accordance with SEC Item 402(v). Amounts do not reflect the actual compensation earned by or paid to our PEO and NEOs during the applicable year.

	PEO		NEO
	2023	2022	2023	2022
Total Compensation (Per Comp Table)	$10,522,375	$13,087,414	$2,126,995	$2,252,570
Less: Grant date FV of RSUs on Summary Compensation Table	(3,499,994)	(5,726,466)	(681,822)	(936,002)
Add: YE FV of RSUs granted in CY and unvested in CY	7,114,053	6,960,425	1,385,863	1,280,242
Add: Change in FV of unvested awards granted in PY	6,907,625	837,709	1,370,420	404,785
Add: Change in FV from PY to vesting date of awards granted in PY that vested in CY	1,409,944	15,438	604,432	80,687
Less: Performance-based shares forfeited in CY (FV @ end of PY YE)	—	—	(19,291)	—
Average compensation actually paid	$22,454,003	$15,174,520	$4,786,597	$3,082,282

In accordance with Item 402(v) requirements, the fair values of unvested and outstanding equity awards were remeasured as of the end of each fiscal year, and as of each vesting date, during the years displayed in the table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 1, 2024 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (3)		Percent of Outstanding Shares (4)
Lawrence I. Rosen	1,917,001	(5)	18.8%
Hong Kong Meisheng Cultural Company Limited	523,954	(6)	5.1
Stephen G. Berman	216,126	(7)	2.1
John L. Kimble	132,974	(8)	1.3
John J. McGrath	75,025	(9)	*
Alexander Shoghi	12,564	(10)	*
Zhao Xiaoqiang	9,629	(11)	*
Matthew Winkler	-	(12)	-
Lori MacPherson	-		-
Joshua Cascade	-		-
Carole Levine	-		-
All Directors and executive officers as a group (8 persons)	371,293	(13)	3.6

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 2951 28th Street, Santa Monica, California 90405.
(2)

The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 1, 2024. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)

Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares. All share amounts have been adjusted to reflect the 1-10 reverse split effective July 9, 2020.

(4)	Based upon 10,216,235 shares outstanding on March 1, 2024. Does not include, unless noted otherwise, any shares of common stock issuable upon the conversion of any Restricted Stock Units (“RSUs”).
(5)

The address of Mr. Rosen is 1578 Sussex Turnpike (Bldg. 5), Randolph, NJ 07689. Possesses shared voting and dispositive power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from a Schedule 13D/A filed on February 9, 2023.

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

(7)

Does not include an aggregate of 508,371 shares of common stock underlying unvested RSUs issued pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as amended to date) which RSUs are further subject to the terms of Restricted Stock Unit Award Agreements with Mr. Berman (the “Berman Agreement”). Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(8)

Does not include 116,569 shares underlying currently unvested RSUs which will vest pursuant to the terms of Mr. Kimble’s November 18, 2019 Employment Agreement (as amended to date), which RSUs are further subject to the terms of our Restricted Stock Unit Award Agreements with Mr. Kimble (the “Kimble Agreement”). The Kimble Agreement provides that Mr. Kimble will forfeit his rights to some or all of such RSUs unless certain conditions precedent are met, as described in the Kimble Agreement. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(9)

Does not include an aggregate of 26,939 shares of common stock underlying RSUs issued pursuant to the terms of Mr. McGrath’s March 4, 2010 Employment Agreement (as amended to date) which RSUs are further subject to the terms of a Restricted Stock Unit Award Agreement with Mr. McGrath (the “McGrath Agreement”). Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors. Effective January 1, 2024, Mr. McGrath is no longer an executive officer.

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

(12)	Does not include 145,788 shares of preferred stock owned, as of March 1, 2024, by entities controlled, directly or indirectly, by Mr. Winkler.
(13)

Does not include any shares underlying RSUs. Does not include the 523,954 shares owned by Hong Kong Meisheng Cultural Company Limited reported above, of which entity Zhao Xiaoqiang is executive director or the 75,025 shares owned by Mr. McGrath.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a) Transactions with Related Persons

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp. Ltd., (“MC&C”), for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. On May 10, 2023, the Company dissolved the joint venture with MC&C. Prior to the dissolution, the Company owned fifty-one percent of the joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for the years ended December 31, 2023, 2022 and 2021 was ($293,000), ($330,000) and $120,000, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. On December 1, 2023, the Company dissolved the joint venture with Meisheng. Prior to the dissolution, JAKKS and Meisheng each owned fifty percent of the joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income (loss) from the joint venture for the years ended December 31, 2023, 2022 and 2021 was nil.

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

Meisheng also serves as a significant manufacturer of the Company. For the years ended December 31, 2023, 2022 and 2021, the Company made inventory, molds and tooling related payments to Meisheng of approximately $75.7 million, $120.5 million and $77.7 million respectively. As of December 31, 2023 and 2022, amounts due to Meisheng for inventory received by the Company, but not paid totaled $12.3 million and $9.8 million, respectively.

A director of the Company is a director at Benefit Street Partners, who owns 145,788 shares of the Series A Preferred Stock (see Item 8 “Consolidated Financial Statements and Supplementary Data Note 9 - Debt”).

Amounts outstanding under the 2021 BSP Term Loan bore interest at either (i) LIBOR plus 6.50% - 7.00% (determined by reference to a net leverage pricing grid), subject to a 1.00% LIBOR floor, or (ii) base rate plus 5.50% - 6.00% (determined by reference to a net leverage pricing grid), subject to a 2.00% base rate floor. The 2021 BSP Term Loan was termed to mature in June 2027.

The 2021 BSP Term Loan Agreement contained negative covenants, events of default, and the obligations under the 2021 BSP Term Loan Agreement were guaranteed by the Company. The terms, covenants, events of default, and Company obligations are described in more detail in Note 9 – Debt, as well as in the 2021 BSP Term Loan Agreement.

On June 5, 2023, the Company paid in full the 2021 BSP Term Loan and terminated the 2021 BSP Term Loan Agreement by making a $30.2 million prepayment towards the outstanding principal amount. Additionally, the Company made a $0.4 million payment towards the outstanding accrued interest, and a $0.2 million payment for the prepayment penalty and other related fees. In connection with this transaction, the Company recognized a loss on debt extinguishment of $1.0 million on its consolidated statements of operations.

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

The following are the fees of BDO USA, P.C., our principal accountant (PCAOB ID: 243), for the two years ended December 31, 2023, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2023	2022
Audit Fees	$2,290,513	$1,768,655
Audit Related Fees	4,400	4,200
	$2,294,913	$1,772,855

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2023 and 2022

●	Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021

●	Consolidated Statements of Other Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021

●	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (28)
3.1.2	Certificate of Amendment to Certificate of Designations of Series A Senior Preferred Stock (31)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (32)
3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (34)
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (37)
3.1.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (42)
3.1.7	Amended and Restated Certificate of Designations of Series A Senior Preferred Stock (42)
3.2.1	Second Amended and Restated By-Laws of the Company (28)
3.2.2	Third Amended and Restated By-Laws of the Company (42)
3.4	Amendment No. 1 to Third Amended and Restated By-Laws of the Company (**)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.2.1	Convertible Senior Note due November 7, 2020 (24)
4.2.2	Convertible Senior Note due November 1, 2020 (25)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.3.2	Eleventh Amendment to Credit Agreement dated as of June 14, 2018 by and among Registrant and its wholly-owned U.S. subsidiaries and Wells Fargo Bank, National Association (27)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its U.S. wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
4.7	Term Loan Agreement dated as of June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries and GACP Finance Co., LLC (27)
4.8	Term Note dated June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries in favor of GACP II L.P. (27)

10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.2.2	2021 Amendment to 2002 Stock Award and Incentive Plan (38)
10.2.3	2023 Amendment to 2002 Stock award and Incentive plan (47)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.4.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)
10.4.5	Amendment Number Three dated August 9, 2019 to Mr. Berman’s Second Amended and Restated Employment Agreement (28)
10.4.6*	Amendment Number Four dated November 18, 2019 to Mr. Berman’s Second Amended and Restated Employment Agreement (30)
10.4.7	Amendment Number Five dated February 18, 2021 to Mr. Berman’s Second Amended and Restated Employment Agreement (36)
10.4.8	Amendment Number Six dated September 27, 2021 to Mr. Berman’s Second Amended and Restated Employment Agreement (39)
10.4.9	Amendment Number Seven dated October 25, 2022 to Mr. Berman’s Second Amended and Restated Employment Agreement (43)
10.4.10	Amendment Number Eight dated March 30, 2023 to Mr. Berman’s Second Amended and Restated Employment Agreement (48)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.6.1	Form of Restricted Stock Unit Agreement (39)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.7.3	Letter Agreement dated December 27, 2017 between the Company and Joel M. Bennett (23)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
10.8.4	Fourth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 29, 2016 (22)
10.8.5	Fifth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated February 28, 2018 (33)
10.8.6	Sixth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated December 31, 2019 (29)
10.8.7	Seventh Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 18, 2021 (41)
10.8.8	Eighth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 27, 2021 (39)

10.8.9	Eighth Amendment to Employment Agreement between the Company and John a//k/a Jack McGrath, dated March 7, 2023 (49)
10.8.10	Assignment Agreement dated March 7, 2023 with John a/k/a Jack McGrath (50)
10.9	Exchange Agreement dated November 7, 2017 between the Company and Oasis Investments II Master Fund Ltd. (24)
10.10	Exchange Agreement dated July 25, 2018 between the Company and Oasis Investments II Master Fund Ltd. (25)
10.11	Employment Agreement between the Company and Brent T. Novak, dated April 1, 2018 (26)
10.11.1	Correction Letter dated February 28, 2019 with respect to Mr. Novak’s Employment Agreement (33)
10.12*	Letter Agreement dated November 18, 2019 between the Company and John L. Kimble (30)
10.12.1	First Amendment to Employment Agreement between the Company and John L. Kimble dated February 18, 2021 (36)
10.12.2	Second Amendment to Employment Agreement between the Company and John L. Kimble dated September 27, 2021 (39)
10.12.3	Second Amendment to Employment Agreement between the Company and John L. Kimble dated October 25, 2022 (43)
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

10.22	Termination of Voting Agreement dated August 3, 2022 between the Company and its Preferred Stockholders (45)
10.23	At Market Issuance Sales Agreement between Registrant and B. Riley Securities, Inc. dated October 20, 2022 (46)
14	Code of Ethics (18)
21	Subsidiaries of the Company (**)
23.1	Consent of BDO USA, P.C. (**)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (**)
31.2	Rule 13a-14(a)/15d-14(a) Certification of John L. Kimble (**)
32.1	Section 1350 Certification of Stephen G. Berman (**)
32.2	Section 1350 Certification of John L. Kimble (**)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 30, 2016 and incorporated herein by reference.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed December 29, 2017 and incorporated herein by reference.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 11, 2017 and incorporated herein by reference.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 26, 2018 and incorporated herein by reference.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2018 and incorporated herein by reference.

(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 9, 2019 and incorporated herein by reference.
(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed January 2, 2020 and incorporated herein by reference.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 20, 2019 and incorporated herein by reference.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference.
(32)	Filed previously as an annex to the Company’s Schedule 14A filed October 28, 2019 and incorporated herein by reference.
(33)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, filed March 18, 2019, and incorporated herein by reference.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 9, 2020 and incorporated herein by reference.
(35)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 19, 2020 and incorporated herein by reference.
(36)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 19, 2021 and incorporated herein by reference.
(37)	Filed previously as an annex to the Company’s Schedule 14A filed March 16, 2021 and incorporated herein by reference.
(38)	Filed previously as an annex to the Company’s Schedule 14A filed October 8, 2021 and incorporated herein by reference.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 1, 2021 and incorporated herein by reference.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 3, 2021 and incorporated herein by reference.
(41)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 24, 2021 and incorporated herein by reference.
(42)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 15, 2022 and incorporated herein by reference.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 28, 2022 and incorporated herein by reference.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 2, 2022 and incorporated herein by reference.
(45)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2022 and incorporated herein by reference.
(46)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-3/A filed on October 27, 2022 and incorporated herein by reference.
(47)	Filed previously as an annex to the Company’s Revised Schedule 14A filed November 9, 2023 and incorporated herein by reference.
(48)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 31, 2023 and incorporated herein by reference.
(49)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 10, 2023 and incorporated herein by reference.
(50)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 10, 2023 and incorporated herein by reference.

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

Dated: March 15, 2024	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. BERMAN	Director and	March 15, 2024
Stephen G. Berman	Chief Executive Officer

Chief Financial Officer
/s/ JOHN L. KIMBLE	(Principal Financial Officer and	March 15, 2024
John L. Kimble	Principal Accounting Officer)

/s/ CAROLE LEVINE	Director	March 15, 2024
Carole Levine

/s/ JOSHUA CASCADE	Director	March 15, 2024
Joshua Cascade

/s/ MATTHEW WINKLER	Director	March 15, 2024
Matthew Winkler

/s/ ALEXANDER SHOGHI	Director	March 15, 2024
Alexander Shoghi

/s/ LORI MACPHERSON	Director	March 15, 2024
Lori MacPherson

/s/ ZHAO XIAOQIANG	Director	March 15, 2024
Zhao Xiaoqiang