Form 10-Q
period 2024-03-31
JAKKS PACIFIC INC
filed 2024-05-08
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-28104

JAKKS Pacific, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 10,800,892 as of May 8, 2024.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2024

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Income	4
	Condensed Consolidated Statements of Stockholders' Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	26

Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

Assets	March 31,	December 31,
	2024	2023
	(Unaudited)
Current assets
Cash and cash equivalents	$35,290	$72,350
Restricted cash	202	204
Accounts receivable, net of allowance for credit losses of $4,880 and $3,743 at March 31, 2024 and December 31, 2023, respectively	79,875	123,797
Inventory	46,341	52,647
Prepaid expenses and other assets	19,087	6,374
Total current assets	180,795	255,372
Property and equipment
Office furniture and equipment	9,165	8,852
Molds and tooling	122,153	120,396
Leasehold improvements	6,748	6,708
Total	138,066	135,956
Less accumulated depreciation and amortization	122,694	121,357
Property and equipment, net	15,372	14,599
Operating lease right-of-use assets, net	22,965	23,592
Other long-term assets	2,063	2,162
Deferred income tax assets, net	68,142	68,143
Goodwill	34,997	35,083
Total assets	$324,334	$398,951
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$31,683	$42,177
Accounts payable - Meisheng (related party)	8,689	12,259
Accrued expenses	37,201	45,102
Reserve for sales returns and allowances	27,859	38,531
Income taxes payable	—	3,785
Short-term operating lease liabilities	8,237	7,380
Total current liabilities	113,669	149,234
Long-term operating lease liabilities	15,961	16,666
Accrued expenses – long term	3,183	3,746
Preferred stock derivative liability	—	29,947
Income taxes payable	3,295	3,245
Total liabilities	136,108	202,838

Preferred stock accrued dividends, $0.001 par value; 5,000,000 shares authorized; nil and 200,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	5,992

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,800,892 and 10,096,197 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	11	10
Additional paid-in capital	292,024	278,642
Accumulated deficit	(88,117)	(73,612)
Accumulated other comprehensive loss	(16,192)	(15,627)
Total JAKKS Pacific, Inc. stockholders' equity	187,726	189,413
Non-controlling interests	500	708
Total stockholders' equity	188,226	190,121
Total liabilities, preferred stock and stockholders' equity	$324,334	$398,951

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2024	2023
Net sales	$90,076	$107,484
Cost of sales:
Cost of goods	53,821	58,304
Royalty expense	13,776	16,654
Amortization of tools and molds	1,427	1,089
Cost of sales	69,024	76,047
Gross profit	21,052	31,437
Direct selling expenses	8,097	7,741
General and administrative expenses	34,192	27,994
Depreciation and amortization	87	102
Selling, general and administrative expenses	42,376	35,837
Loss from operations	(21,324)	(4,400)
Other income (expense), net	138	438
Change in fair value of preferred stock derivative liability	—	147
Interest income	376	117
Interest expense	(143)	(3,003)
Loss before benefit from income taxes	(20,953)	(6,701)
Benefit from income taxes	(6,728)	(1,383)
Net loss	(14,225)	(5,318)
Net income (loss) attributable to non-controlling interests	280	(5)
Net loss attributable to JAKKS Pacific, Inc.	$(14,505)	$(5,313)
Net loss attributable to common stockholders	$(13,175)	$(5,680)
Loss per share - basic and diluted	$(1.27)	$(0.58)
Shares used in loss per share - basic and diluted	10,354	9,871
Comprehensive loss	$(14,790)	$(4,986)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(15,070)	$(4,981)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

Three Months Ended March 31, 2024
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.
		Additional		Other	Stockholders'	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	(Deficit)	Interests	Equity
Balance, December 31, 2023	$10	$278,642	$(73,612)	$(15,627)	$189,413	$708	$190,121
New stock issuance	1	—	—	—	1	—	1
Share-based compensation expense	—	2,575	—	—	2,575	—	2,575
Non-controlling interests – capital reduction	—	—	—	—	—	(488)	(488)
Repurchase of common stock for employee tax withholding	—	(5,132)	—	—	(5,132)	—	(5,132)
Preferred stock accrued dividends	—	(390)	—	—	(390)	—	(390)
Preferred stock redemption	—	16,329	—	—	16,329	—	16,329
Net income (loss)	—	—	(14,505)	—	(14,505)	280	(14,225)
Foreign currency translation adjustment	—	—	—	(565)	(565)	—	(565)
Balance, March 31, 2024	$11	$292,024	$(88,117)	$(16,192)	$187,726	$500	$188,226

Three Months Ended March 31, 2023
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.
		Additional		Other	Stockholders'	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	(Deficit)	Interests	Equity
Balance, December 31, 2022	$10	$275,187	$(112,018)	$(17,482)	$145,697	$1,001	$146,698
Share-based compensation expense	—	2,089	—	—	2,089	—	2,089
Repurchase of common stock for employee tax withholding	—	(1,214)	—	—	(1,214)	—	(1,214)
Preferred stock accrued dividends	—	(367)	—	—	(367)	—	(367)
Net loss	—	—	(5,313)	—	(5,313)	(5)	(5,318)
Foreign currency translation adjustment	—	—	—	332	332	—	332
Balance, March 31, 2023	$10	$275,695	$(117,331)	$(17,150)	$141,224	$996	$142,220

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	(Unaudited)
	2024	2023
Cash flows from operating activities
Net loss	$(14,225)	$(5,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	1,126	380
Depreciation and amortization	1,514	1,191
Write-off and amortization of debt discount	—	692
Write-off and amortization of debt issuance costs	79	399
Share-based compensation expense	2,575	2,089
Gain on disposal of property and equipment	2	(18)
Deferred income taxes	1	—
Change in fair value of preferred stock derivative liability	—	(147)
Changes in operating assets and liabilities:
Accounts receivable	42,796	17,220
Inventory	6,306	16,631
Prepaid expenses and other assets	(11,199)	(6,515)
Accounts payable	(10,489)	(4,704)
Accounts payable - Meisheng (related party)	(3,637)	(2,073)
Accrued expenses	(13,521)	(10,992)
Reserve for sales returns and allowances	(10,672)	(10,813)
Income taxes payable	(3,735)	(1,912)
Other liabilities	216	(226)
Total adjustments	1,362	1,202
Net cash used in operating activities	(12,863)	(4,116)
Cash flows from investing activities
Purchases of property and equipment	(2,228)	(3,490)
Investments in employee deferred compensation trusts	(1,407)	—
Proceeds from sale of property and equipment	1	18
Net cash used in investing activities	(3,634)	(3,472)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	—	(1,214)
Redemption of preferred stock	(20,000)	—
Repayment of 2021 BSP Term Loan	—	(38,719)
Net cash used in financing activities	(20,000)	(39,933)
Net decrease in cash, cash equivalents and restricted cash	(36,497)	(47,521)
Effect of foreign currency translation	(565)	332
Cash, cash equivalents and restricted cash, beginning of period	72,554	85,490
Cash, cash equivalents and restricted cash, end of period	$35,492	$38,301
Supplemental disclosures of non-cash activities:
Right-of-use assets exchanged for lease liabilities	$3,532	$—
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,312	$550
Cash paid for interest	$36	$1,906

As of March 31, 2024 and 2023, there was $3.1 million and $2.6 million, respectively, of property and equipment purchases included in accounts payable.

As of March 31, 2024 and 2023, the Company had accrued $5.1 million and nil, respectively, for repurchases of common stock for employee tax withholding.

See Notes 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2023.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The new guidance eliminates two of the three models in ASC 470-20, which required entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-15 will be accounted for separately. In addition, the amendments in ASU 2020-06 eliminate some of the requirements in ASC 815-40 related to equity classification. The amendments in ASU 2020-06 further revised the guidance in ASC 260, Earnings Per Share (“EPS”), to address how convertible instruments are accounted for in calculating diluted EPS and require enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The new standard is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within these fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of this new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company will adopt ASU 2023-07 in its fourth quarter of 2024. The Company is currently evaluating the impact that the updated disclosure will have on its condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU provides standardization of tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The new standard is effective for the Company for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the updated disclosure will have on its condensed consolidated financial statements.

No new additional accounting pronouncements were issued or adopted for the three months ended March 31, 2024 that materially impacted the Company.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2024 and 2023 and as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net Sales
Toys/Consumer Products	$82,910	$97,893
Costumes	7,166	9,591
	$90,076	$107,484

	Three Months Ended
	March 31,
	2024	2023
Loss from Operations
Toys/Consumer Products	$(17,210)	$(1,161)
Costumes	(4,114)	(3,239)
	$(21,324)	$(4,400)

	Three Months Ended
	March 31,
	2024	2023
Depreciation and Amortization Expense
Toys/Consumer Products	$1,499	$1,160
Costumes	15	31
	$1,514	$1,191

	March 31,	December 31,
	2024	2023
Assets
Toys/Consumer Products	$298,792	$383,812
Costumes	25,542	15,139
	$324,334	$398,951

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Long-lived Assets
United States	$20,916	$21,206
China	14,250	13,794
Hong Kong	1,198	1,410
United Kingdom	1,092	892
Italy	813	811
Mexico	52	55
Canada	16	23
	$38,337	$38,191

	Three Months Ended
	March 31,
	2024	2023
Net Sales by Customer Area
United States	$70,430	$80,443
Latin America	7,996	9,204
Europe	5,735	10,162
Canada	3,370	4,054
Australia & New Zealand	1,346	1,608
Asia	965	1,380
Middle East & Africa	234	633
	$90,076	$107,484

Major Customers

Net sales to major customers for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2024		2023
		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales
Target	$26,667	29.6%	$29,404	27.4%
Walmart	21,294	23.6	23,283	21.7
	$47,961	53.2%	$52,687	49.1%

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

March 31, 2024

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$112	$122
Finished goods	46,229	52,525
	$46,341	$52,647

The inventory obsolescence reserve was $10.1 million and $7.7 million as of March 31, 2024 and December 31, 2023, respectively.

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

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred. For the three months ended March 31, 2024 and 2023, sales commissions were $0.3 million and $0.6 million, respectively.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the three months ended March 31, 2024 and 2023, shipping and handling costs were $1.6 million and $1.9 million, respectively.

The Company’s reserve for sales returns and allowances amounted to $27.9 million as of March 31, 2024, compared to $38.5 million as of December 31, 2023.

The Company’s net accounts receivable as of March 31, 2024, December 31, 2023 and December 31, 2022 were $79.9 million, $123.8 million and $102.8 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

Note 5 — Debt

Term Loan

The Company and certain of its subsidiaries, as borrowers, had entered into a First Lien Term Loan Facility Credit Agreement on June 2, 2021, (the “2021 BSP Term Loan Agreement”) with Benefit Street Partners L.L.C., as Sole Lead Arranger, and BSP Agency, LLC, as agent, for a $99.0 million first-lien secured term loan (the “Initial Term Loan”) and a $19.0 million delayed draw term loan (the “Delayed Draw Term Loan” and collectively, the “2021 BSP Term Loan”). Net proceeds from the issuance of the 2021 BSP Term Loan, after deduction of $2.2 million in closing fees and $0.5 million of other administrative fees paid directly to the lenders, totaled $96.3 million. These fees are amortized over the life of the 2021 BSP Term Loan on a straight-line basis which approximates the effective interest method. Proceeds from the Initial Term Loan, together with available cash from the Company, were used to repay the Company’s former term loan (the “2019 Recap Term Loan” formerly known as the “New Term Loan” in prior filings) under the agreement dated as of August 9, 2019 with Cortland Capital Market Services LLC, as agent for certain investor parties. The Delayed Draw Term Loan provision was designed to provide necessary capital to redeem any of the Company’s outstanding 3.25% convertible senior notes due 2023, upon their maturity, which, upon repayment of the 2019 Recap Term Loan, accelerated to no later than 91 days from the repayment of the 2019 Recap Term Loan, or September 1, 2021. On July 29, 2021, the Company terminated its Delayed Draw Term Loan option as it determined it had sufficient liquidity to fund any outstanding convertible senior notes that remained upon maturity.

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

On January 3, 2023, as permitted by the terms within the 2021 BSP Term Loan Agreement, the Company had made a voluntary $15.0 million prepayment towards the outstanding principal amount of the 2021 BSP Term Loan and incurred a $0.2 million prepayment penalty and on March 3, 2023, as required by the terms within the 2021 BSP Term Loan Agreement under the Excess Cash Flow (“ECF”) Sweep provision, the Company had made a mandatory $23.1 million payment towards the outstanding principal amount of the 2021 BSP Term Loan.

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

March 31, 2024

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

Note 6 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility (the “JPMorgan ABL Facility”). The JPMorgan ABL Credit Agreement replaced the Company’s existing asset-based revolving credit agreement, dated as of March 27, 2014 (the “Wells Fargo ABL Facility,” formerly known as the “Amended ABL Facility” in prior filings), with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility bore interest at either (i) LIBOR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026. of March 31, 2024 the weighted average interest rate on the credit facility with JPMorgan Chase Bank was nil.

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

March 31, 2024

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

As of March 31, 2024, the amount of outstanding borrowings was nil and the total excess borrowing availability was $57.8 million.

As of March 31, 2024, off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.4 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 (i.e., JPMorgan ABL Credit Agreement) was $0.1 million for the three months ended March 31, 2024 and March 31, 2023.

As of March 31, 2024, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement.

Note 7 — Income Taxes

The Company’s income tax benefit of $6.7 million for the three months ended March 31, 2024, reflects an effective tax (benefit) rate of 32.1%. The Company’s income tax benefit of $1.4 million for the three months ended March 31, 2023, reflects an effective tax (benefit) rate of 20.6%. The tax benefit for the three months ended March 31, 2024 and 2023 primarily relates to discrete items and the tax benefit related to the overall worldwide loss (i.e. federal, state, and foreign).

Note 8 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
Loss per share - basic and diluted	2024	2023
Net loss	$(14,225)	$(5,318)
Net income (loss) attributable to non-controlling interests	280	(5)
Net loss attributable to JAKKS Pacific, Inc.	(14,505)	(5,313)
Preferred stock dividend *	—	367
Redemption of preferred stock	1,330	—
Net loss attributable to common stockholders **	$(13,175)	$(5,680)
Weighted average common shares outstanding - basic and diluted	10,354	9,871
Loss per share available to common stockholder - basic and diluted	$(1.27)	$(0.58)

* The 200,000 shares issued and outstanding as of March 31, 2023 are non-participating. A preferred dividend of $0.4m was accrued for Q1 2024 and included in the preferred stock redemption.

** Net loss attributable to common stockholders was computed by deducting the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock and fair value of the related derivative liability of $1.3 million for the three months ended March 31, 2024 and the preferred stock dividend of $0.4 million for the three months ended March 31, 2023.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units to the extent they are dilutive). Potentially dilutive restricted stock units of 545,145 and 494,106 for the three months ended March 31, 2024 and 2023, respectively, were excluded from the computation of diluted loss per share since they would have been anti-dilutive.

Note 9 — Common Stock and Preferred Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

During 2023, certain employees, including three executive officers, surrendered an aggregate of 157,019 shares of restricted stock units for $3.1 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 34,588 shares of restricted stock granted in 2021 and 2022 with a value of approximately $0.6 million was forfeited during 2023.

During 2024, certain employees, including three executive officers, surrendered an aggregate of 147,612 shares of restricted stock units for $5.1 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 13,714 shares of restricted stock granted in 2022 and 2023 with a value of approximately $0.2 million was forfeited during 2024.

No dividend was declared or paid in 2024 and 2023.

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of March 31, 2024, the Company did not sell any shares of common stock under the ATM Agreement.

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

As of March 31, 2024, the Company has not sold any securities pursuant to its shelf registration statement.

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

On March 11, 2024, the Company redeemed all of the outstanding shares of Series A Senior Preferred Stock for an aggregate price of $20.0 million cash and 571,295 of its common shares, representing a value of $15.0 million based on a share price of $26.26, settling the preferred stock derivative liability of $29.9 million and the preferred stock accrued dividends of $6.0 million as of December 31, 2023.

Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends had been declared or paid. Prior to the redemption, for the three months ended March 31, 2024 and 2023, the Company recorded $0.4 million and $1.1 million, respectively, of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

March 31, 2024

Accordingly, these two embedded derivatives are accounted for separately from the Series A Preferred Stock at fair value.

As of March 31, 2024, the Company had redeemed all of the outstanding shares of the Series A Preferred Stock.

As of December 31, 2023, the Series A Preferred Stock was recorded in temporary equity at the amount of accrued, but unpaid dividends of $6.0 million, and the redemption provision, as a bifurcated derivative, was recorded as a long-term liability with an estimated value of $29.9 million.

As of December 31, 2023, the Series A Preferred Stock had a carrying value of $26.0 million and a liquidation value of $39.0 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2024	2023
Balance, January 1,	$5,992	$4,490
Preferred stock accrued dividends	390	367
Preferred stock redemption	(6,382)	—
Balance, March 31,	$—	$4,857

Note 10 — Joint Ventures

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp. Ltd., (“MC&C”), for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. On May 10, 2023, the Company dissolved the joint venture with MC&C. Prior to the dissolution, the Company owned fifty-one percent of the joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interests incurred a gain of $280,000 and a loss $5,000 for the three months ended March 31, 2024 and 2023, respectively.

Note 11 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. For the three months ended March 31, 2024, there were no events or circumstances that indicated that an impairment loss may have been incurred.

Note 12 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(14,225)	$(5,318)
Other comprehensive income (loss):
Foreign currency translation adjustment	(565)	332
Comprehensive loss	(14,790)	(4,986)
Less: Comprehensive loss attributable to non-controlling interests	280	(5)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(15,070)	$(4,981)

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

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

Note 14 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”), as amended, provides for the awarding of stock options, restricted stock and restricted stock units to certain key employees, executive officers and non-employee directors. Current awards under the Plan include grants to executive officers and certain key employees of restricted stock units, with vesting contingent upon the completion of specified service periods ranging from one to four years and/or (b) meeting certain financial performance and/or market-based metrics. Shares for the restricted stock units are not issued until they vest.

The following table summarizes the total share-based compensation expense recognized for the three months ended March 31, 2024 and 2023 (in thousands)

	Three Months Ended
	March 31,
	2024	2023
Share-based compensation expense	$2,575	$2,089

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the three months ended March 31, 2024 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	1,306,406	$16.47
Granted	123,134	35.55
Vested	(280,996)	11.78
Forfeited	(13,714)	14.02
Outstanding, March 31, 2024	1,134,830	19.86

As of March 31, 2024, there was $17.1 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.

As of March 31, 2024, the fair market value of non-vested restricted stock units was $28.0 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2023
	March 31, 2024	Level 1	Level 2	Level 3
Money market funds	$7,101	$7,101	$—	$—
Investments in employee deferred compensation trusts	1,407	1,407	—	—

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2023
	December 31, 2023	Level 1	Level 2	Level 3
Money market funds	$45,130	$45,130	$—	$—
Investments in employee deferred compensation trusts	41	41	—	—
Preferred stock derivative liability	29,947	—	—	29,947

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Preferred stock derivative liability	2024	2023
Balance, January 1,	$29,947	$21,918
Change in fair value	—	(147)
Extinguishment through redemption of preferred stock	(29,947)	—
Balance, March 31,	$—	$21,771

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

The Company’s Series A Preferred derivative liability was classified within Level 3 of the fair value hierarchy because unobservable inputs were used in estimating the fair value. The fair value of the redemption provision embedded in the Series A Preferred Stock is estimated based on a discounted cash flow model and probability assumptions based on management’s estimates of a change of control event occurring. The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. In subsequent periods, the derivative liability was accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company's condensed consolidated statements of operations.

The following table provides quantitative information of liabilities measured at fair value and the significant unobservable inputs (Level 3), the range of the significant unobservable inputs, and the valuation techniques.

The preferred stock derivative liability was extinguished on March 11, 2024.

	Fair Value As of December 31, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(In thousands)
Preferred Stock Derivative Liability	$29,947	Discounted Cash Flow	Change-in-control probability assumptions	Range: 0% to 100%
			Timing of change-in-control assumptions	Range: 1 to 10 years
			Discount Rate	Range: 8% to 10%
			Market yield*	6.3%*

*Represents the hypothetical market yield

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

Meisheng also serves as a significant manufacturer of the Company. For the three months ended March 31, 2024 and 2023, the Company made inventory-related payments to Meisheng of approximately $14.9 million and $9.3 million, respectively. As of March 31, 2024 and December 31, 2023, amounts due to Meisheng for inventory received by the Company, but not paid totaled $8.7 million and $12.3 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

Note 17 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of March 31 ,2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Royalty advances	$6,964	$1,450
Income tax receivable	6,533	2,672
Prepaid expenses	3,844	1,724
Other assets	1,461	243
Employee retention credit	285	285
Prepaid expenses and other assets	$19,087	$6,374

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

Critical Accounting Estimates

Our critical accounting policies and estimates are included in the 2023 Annual Report on Form 10-K and did not materially change during the first three months of 2024.

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended March 31,
	(Unaudited)
	2024	2023
Net sales	100.0%	100.0%
Cost of sales:
Cost of goods	59.7	54.3
Royalty expense	15.3	15.5
Amortization of tools and molds	1.6	1.0
Cost of sales	76.6	70.8
Gross profit	23.4	29.2
Direct selling expenses	9.0	7.2
General and administrative expenses	38.0	26.0
Depreciation and amortization	0.1	0.1
Selling, general and administrative expenses	47.1	33.3
Loss from operations	(23.7)	(4.1)
Other income (expense), net	0.2	0.4
Change in fair value of preferred stock derivative liability	—	0.1
Interest income	0.4	0.1
Interest expense	(0.2)	(2.8)
Loss before benefit from income taxes	(23.3)	(6.3)
Benefit from income taxes	(7.5)	(1.3)
Net loss	(15.8)	(5.0)
Net income (loss) attributable to non-controlling interests	0.3	—
Net loss attributable to JAKKS Pacific, Inc.	(16.1)%	(5.0)%

The following unaudited table sets forth, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended March 31,
	(Unaudited)
	2024	2023
Net Sales
Toys/Consumer Products	$82,910	$97,893
Costumes	7,166	9,591
	90,076	107,484
Cost of Sales
Toys/Consumer Products	65,055	68,671
Costumes	3,969	7,376
	69,024	76,047
Gross Profit
Toys/Consumer Products	17,855	29,222
Costumes	3,197	2,215
	$21,052	$31,437

Comparison of the Three Months Ended March 31, 2024 and 2023

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $82.9 million for the three months ended March 31, 2024 compared to $97.9 million for the prior year period, representing a decrease of $15.0 million, or 15.3%. The decrease was primarily driven by lower sales in North America, which was down $9.3 million, or 12.0%. Our Dolls, Role-Play/Dress-up division products saw a decline of 15.2%, due to lower Disney sales versus a year ago. Net sales from the Action Play & Collectibles division were down 12.8% due to lower net sales from the Super Mario MovieTM which was released April 2023.

Costumes. Net sales of our Costumes segment were $7.2 million for the three months ended March 31, 2024 compared to $9.6 million for the prior year period, representing a decrease of $2.4 million, or 25.0%. The decrease was primarily due to reduced orders from select recurring costumes.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $65.1 million, or 78.5% of related net sales for the three months ended March 31, 2024 compared to $68.7 million, or 70.1% of related net sales for the prior year period, representing a decrease of $3.6 million, or 5.3%. The increase as a percentage of net sales was due to a lower mix of high margin movie-related product as well as increased inventory reserves on slower moving movie-related product.

Costumes. Cost of sales of our Costumes segment was $4.0 million, or 55.6% of related net sales for the three months ended March 31, 2024, compared to $7.4 million, or 77.1% of related net sales for the prior year period, representing a decrease in dollars of $3.4 million, or 45.9%. The decrease as a percentage of net sales was due to lower inventory reserves as a result of higher sell thru of reserved product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $42.4 million for the three months ended March 31, 2024 compared to $35.8 million for the prior year period constituting 47.1% and 33.3% of net sales, respectively. The increase in selling, general and administrative expenses was primarily due to higher headcount and salaries as we expand our international presence and associated marketing and travel expenses, as well as additional costs related to IT infrastructure, process and internal control enhancements.

Interest Expense

Interest expense was $0.1 million for the three months ended March 31, 2024, as compared to $3.0 million in the prior year period. During the three months ended March 31, 2024, we incurred interest expense of $0.1 million related to our revolving credit facility. During the three months ended March 31, 2023, we incurred interest expense of $2.5 million related to our 2021 BSP Term Loan, $0.1 million related to our revolving credit facility and $0.4 million related to other borrowing costs.

Provision For (Benefit From) Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $6.7 million, or an effective tax (benefit) rate of 32.1%, for the three months ended March 31, 2024. During the comparable period in 2023, our income tax benefit was $1.4 million, or an effective tax (benefit) rate of 20.6%. The effective tax rate increased primarily due to the expectation of taxes owed in higher tax jurisdictions.

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

Liquidity and Capital Resources

As of March 31, 2024, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $67.1 million, compared to $106.1 million as of December 31, 2023, representing a decrease in working capital of $39.0 million during the three-month period ended March 31, 2024. The decrease in working capital is primarily attributable to the $20.0 million cash payment made to holders for the redemption of our outstanding preferred stock. The remaining decrease is mainly attributable to cash used in operating activities and higher working capital usage.

Operating activities used net cash of $12.9 million during the three months ended March 31, 2024, as compared to net cash used of $4.1 million in the prior year period. The increase in net cash used in operating activities year-over-year is primarily due to a higher net loss. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of March 31, 2024, these agreements required future aggregate minimum royalty guarantees of $60.2 million exclusive of $7.0 million in advances already paid. Of this $60.2 million future minimum royalty guarantee, $37.6 million is due over the next twelve months.

Investing activities used net cash of $3.6 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products and purchases of investments to fund our obligation to our employees stemming from our non-qualified deferred compensation plan.

Financing activities used net cash of $20.0 million and $39.9 million for the three months ended March 31, 2024 and 2023, respectively. The cash used in financing activities during the three months ended March 31, 2023, consists of $20.0 million used in the redemption of our outstanding preferred stock. The cash used in financing activities during the three months ended March 31, 2023, primarily consists of the repayment of our 2021 BSP Term Loan of $38.7 million and the repurchase of common stock for employee tax withholding of $1.2 million.

As of March 31, 2024, we have no outstanding indebtedness under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $9.4 million in letters of credit.

See Note 5 – Debt and Note 6 – Credit Facilities for additional information pertaining to our Debt and Credit Facilities.

As of March 31, 2024 and December 31, 2023, we held cash and cash equivalents, including restricted cash, of $35.5 million and $72.6 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $26.9 million and $21.5 million as of March 31, 2024 and December 31, 2023, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. During the first quarter of 2024, the Company declared a one-time dividend from Canada to the U.S in the amount of $5.9 million, in order to fund the preferred stock redemption that occurred during the quarter, resulting in a 5% withholding tax. This was a significant one-time event as there are no preferred stock outstanding as of March 31, 2024. Future cash remittances will come from Hong Kong, which does not impose withholding taxes. As such, foreign withholding taxes on future repatriations are not expected to be significant.

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

As of March 31, 2024 off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.4 million.

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

Item 1A. Risk Factors

Risk factors with respect to us and our business are contained in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed in such filing. The disclosures made in this Quarterly Report should be reviewed together with the risk factors contained therein.

Item 6. Exhibits

Number	Description
10.1	Preferred Stock Redemption Agreement dated March 8, 2024 (2)
10.2	Registration Rights Agreement dated March 8, 2024 (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (1)
32.1	Section 1350 Certification of Chief Executive Officer (1)
32.2	Section 1350 Certification of Chief Financial Officer (1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 14, 2024, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 8, 2024	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)