Form 10-Q
period 2024-06-30
JAKKS PACIFIC INC
filed 2024-08-06
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-28104

JAKKS Pacific, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 10,984,060 as of August 6, 2024.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2024

ITEMS IN FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

Assets	June 30,	December 31,
	2024	2023
	(Unaudited)
Current assets
Cash and cash equivalents	$17,700	$72,350
Restricted cash	202	204
Accounts receivable, net of allowance for credit losses of $5,236 and $3,743 at June 30, 2024 and December 31, 2023, respectively	140,006	123,797
Inventory	51,327	52,647
Prepaid expenses and other assets	26,457	6,374
Total current assets	235,692	255,372
Property and equipment
Office furniture and equipment	9,512	8,852
Molds and tooling	125,030	120,396
Leasehold improvements	6,784	6,708
Total	141,326	135,956
Less accumulated depreciation and amortization	124,580	121,357
Property and equipment, net	16,746	14,599
Operating lease right-of-use assets, net	20,667	23,592
Other long-term assets	1,976	2,162
Deferred income tax assets, net	68,141	68,143
Goodwill	35,029	35,083
Total assets	$378,251	$398,951
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$55,368	$42,177
Accounts payable - Meisheng (related party)	19,130	12,259
Accrued expenses	45,026	45,102
Reserve for sales returns and allowances	29,456	38,531
Income taxes payable	—	3,785
Short-term operating lease liabilities	7,777	7,380
Short-term debt, net	5,000	—
Total current liabilities	161,757	149,234
Long-term operating lease liabilities	14,859	16,666
Accrued expenses – long-term	2,299	3,746
Preferred stock derivative liability	—	29,947
Income taxes payable	3,441	3,245
Total liabilities	182,356	202,838

Preferred stock accrued dividends, $0.001 par value; 5,000,000 shares authorized; nil and 200,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	5,992

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,800,892 and 10,096,197 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	11	10
Additional paid-in capital	294,543	278,642
Accumulated deficit	(82,851)	(73,612)
Accumulated other comprehensive loss	(16,308)	(15,627)
Total JAKKS Pacific, Inc. stockholders' equity	195,395	189,413
Non-controlling interests	500	708
Total stockholders' equity	195,895	190,121
Total liabilities, preferred stock and stockholders' equity	$378,251	$398,951

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2024	2023	2024	2023
Net sales	$148,619	$166,933	$238,695	$274,417
Cost of sales:
Cost of goods	76,599	86,156	130,420	144,460
Royalty expense	22,394	27,279	36,170	43,933
Amortization of tools and molds	2,041	2,300	3,468	3,389
Cost of sales	101,034	115,735	170,058	191,782
Gross profit	47,585	51,198	68,637	82,635
Direct selling expenses	6,255	3,980	14,352	11,721
General and administrative expenses	33,594	30,677	67,786	58,671
Depreciation and amortization	93	93	180	195
Selling, general and administrative expenses	39,942	34,750	82,318	70,587
Income (loss) from operations	7,643	16,448	(13,681)	12,048
Loss from joint ventures	—	(565)	—	(565)
Other income (expense), net	72	38	210	476
Change in fair value of preferred stock derivative liability	—	(6,022)	—	(5,875)
Loss on debt extinguishment	—	(1,023)	—	(1,023)
Interest income	88	86	464	203
Interest expense	(256)	(1,302)	(399)	(4,305)
Income (loss) before provision for (benefit from) income taxes	7,547	7,660	(13,406)	959
Provision for (benefit from) income taxes	2,281	1,478	(4,447)	95
Net income (loss)	5,266	6,182	(8,959)	864
Net income (loss) attributable to non-controlling interests	—	(273)	280	(278)
Net income (loss) attributable to Jakks Pacific, Inc.	$5,266	$6,455	$(9,239)	$1,142
Net income (loss) attributable to common stockholders	$5,266	$6,082	$(7,909)	$402
Earnings (loss) per share - basic	$0.49	$0.62	$(0.75)	$0.04
Shares used in earnings (loss) per share - basic	10,801	9,871	10,577	9,871
Earnings (loss) per share - diluted	$0.47	$0.58	$(0.75)	$0.04
Shares used in earnings (loss) per share - diluted	11,245	10,532	10,577	10,428
Comprehensive income (loss)	$5,150	$7,311	$(9,640)	$2,325
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$5,150	$7,584	$(9,920)	$2,603

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

Three and Six Months Ended June 30, 2024
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.
		Additional		Other	Stockholders'	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	(Deficit)	Interests	Equity
Balance, December 31, 2023	$10	$278,642	$(73,612)	$(15,627)	$189,413	$708	$190,121
New stock issuance	1	—	—	—	1	—	1
Share-based compensation expense	—	2,575	—	—	2,575	—	2,575
Non-controlling interests – capital reduction	—	—	—	—	—	(488)	(488)
Repurchase of common stock for employee tax withholding	—	(5,132)	—	—	(5,132)	—	(5,132)
Preferred stock accrued dividends	—	(390)	—	—	(390)	—	(390)
Preferred stock redemption	—	16,329	—	—	16,329	—	16,329
Net income (loss)	—	—	(14,505)	—	(14,505)	280	(14,225)
Foreign currency translation adjustment	—	—	—	(565)	(565)	—	(565)
Balance, March 31, 2024	11	292,024	(88,117)	(16,192)	187,726	500	188,226
Share-based compensation expense	—	2,519	—	—	2,519	—	2,519
Net income	—	—	5,266	—	5,266	—	5,266
Foreign currency translation adjustment	—	—	—	(116)	(116)	—	(116)
Balance, June 30, 2024	$11	$294,543	$(82,851)	$(16,308)	$195,395	$500	$195,895

Three and Six Months Ended June 30, 2023
(Unaudited)
					JAKKS
				Accumulated	Pacific, Inc.
		Additional		Other	Stockholders'	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Equity	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	(Deficit)	Interests	Equity
Balance, December 31, 2022	$10	$275,187	$(112,018)	$(17,482)	$145,697	$1,001	$146,698
Share-based compensation expense	—	2,089	—	—	2,089	—	2,089
Repurchase of common stock for employee tax withholding	—	(1,214)	—	—	(1,214)	—	(1,214)
Preferred stock accrued dividends	—	(367)	—	—	(367)	—	(367)
Net loss	—	—	(5,313)	—	(5,313)	(5)	(5,318)
Foreign currency translation adjustment	—	—	—	332	332	—	332
Balance, March 31, 2023	10	275,695	(117,331)	(17,150)	141,224	996	142,220
Share-based compensation expense	—	1,856	—	—	1,856	—	1,856
Preferred stock accrued dividends	—	(373)	—	—	(373)	—	(373)
Net income (loss)	—	—	6,455	—	6,455	(273)	6,182
Foreign currency translation adjustment	—	—	—	1,129	1,129	—	1,129
Balance, June 30, 2023	$10	$277,178	$(110,876)	$(16,021)	$150,291	$723	$151,014

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	(Unaudited)
	2024	2023
Cash flows from operating activities
Net income (loss)	$(8,959)	$864
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	1,509	187
Depreciation and amortization	3,648	3,584
Write-off and amortization of debt discount	—	714
Write-off and amortization of debt issuance costs	158	488
Share-based compensation expense	5,094	3,945
Loss on disposal of property and equipment	118	4
Loss on debt extinguishment	—	1,023
Change in fair value of preferred stock derivative liability	—	5,875
Changes in operating assets and liabilities:
Accounts receivable	(17,718)	(29,895)
Inventory	1,320	15,560
Prepaid expenses and other assets	(18,449)	(4,916)
Accounts payable	12,520	23,586
Accounts payable - Meisheng (related party)	6,254	8,176
Accrued expenses	(565)	8,450
Reserve for sales returns and allowances	(9,075)	(14,026)
Income taxes payable	(3,589)	(2,315)
Other liabilities	68	(499)
Total adjustments	(18,707)	19,941
Net cash provided by (used in) operating activities	(27,666)	20,805
Cash flows from investing activities
Purchases of property and equipment	(4,627)	(4,918)
Investments in employee deferred compensation trusts	(1,549)
Proceeds from sale of property and equipment	2	25
Net cash used in investing activities	(6,174)	(4,893)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(5,131)	(1,214)
Repayment of credit facility borrowings	—	(10,000)
Proceeds from credit facility borrowings	5,000	10,000
Redemption of preferred stock	(20,000)	—
Repayment of 2021 BSP Term Loan	—	(69,218)
Net cash used in financing activities	(20,131)	(70,432)
Net decrease in cash, cash equivalents and restricted cash	(53,971)	(54,520)
Effect of foreign currency translation	(681)	1,461
Cash, cash equivalents and restricted cash, beginning of period	72,554	85,490
Cash, cash equivalents and restricted cash, end of period	$17,902	$32,431
Supplemental disclosures of non-cash activities:
Right-of-use assets exchanged for lease liabilities	$3,690	$121
Supplemental disclosures of cash flow information:
Cash paid for interest	$104	$2,854
Cash paid for income taxes, net	$13,093	$2,444

As of June 30, 2024 and 2023, there was $4.3 million and $4.7 million, respectively, of property and equipment purchases included in accounts payable.

See Notes 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

No new additional accounting pronouncements were issued or adopted for the three and six months ended June 30, 2024 that materially impacted the Company.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2024 and 2023 and as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Sales
Toys/Consumer Products	$104,570	$117,934	$187,480	$215,827
Costumes	44,049	48,999	51,215	58,590
	$148,619	$166,933	$238,695	$274,417

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income (Loss) from Operations
Toys/Consumer Products	$9,710	$15,687	$(7,500)	$14,526
Costumes	(2,067)	761	(6,181)	(2,478)
	$7,643	$16,448	$(13,681)	$12,048

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Depreciation and Amortization Expense
Toys/Consumer Products	$2,096	$2,330	$3,595	$3,490
Costumes	38	63	53	94
	$2,134	$2,393	$3,648	$3,584

	June 30,	December 31,
	2024	2023
Assets
Toys/Consumer Products	$311,399	$383,812
Costumes	66,852	15,139
	$378,251	$398,951

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Long-lived Assets
United States	$19,240	$21,206
China	15,316	13,794
United Kingdom	1,007	892
Hong Kong	980	1,410
Italy	817	811
Mexico	43	55
Canada	10	23
	$37,413	$38,191

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Sales by Customer Area
United States	$125,837	$136,187	$196,267	$216,630
Europe	10,264	16,638	15,999	26,800
Latin America	3,239	3,067	11,235	12,271
Canada	6,288	6,799	9,658	10,853
Australia & New Zealand	1,607	1,756	2,953	3,364
Asia	1,268	1,831	2,233	3,211
Middle East & Africa	116	655	350	1,288
	$148,619	$166,933	$238,695	$274,417

Major Customers

Net sales to major customers for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Target	$41,412	27.8%	$49,646	29.8%	$68,079	28.5%	$79,081	28.8%
Walmart	34,745	23.4	35,085	21.0	56,039	23.5	58,359	21.3
	$76,157	51.2%	$84,731	50.8%	$124,118	52.0%	$137,440	50.1%

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

June 30, 2024

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$—	$122
Finished goods	51,327	52,525
	$51,327	$52,647

The inventory obsolescence reserve was $8.3 million and $7.7 million as of June 30, 2024 and December 31, 2023, respectively.

Note 4 — Revenue Recognition and Reserve for Sales Returns and Allowances

The Company’s contracts with customers only include one performance obligation (i.e., sale of the Company’s products). Revenue is recognized in the gross amount at a point in time when delivery is completed and control of the promised goods is transferred to the customers. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for those goods. The Company’s contracts do not involve financing elements as payment terms with customers and are less than one year. Further, because revenue is recognized at the point in time goods are sold to customers, there are no contract assets or contract liability balances.

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

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred. For the three and six months ended June 30, 2024 sales commissions were $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2023 sales commissions were $0.6 million and $1.2 million, respectively.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the three and six months ended June 30, 2024, shipping and handling costs were $1.4 million and $3.0 million, respectively. For the three and six months ended June 30, 2023, shipping and handling costs were $1.7 million and $3.6 million, respectively.

The Company’s reserve for sales returns and allowances amounted to $29.5 million as of June 30, 2024, compared to $38.5 million as of December 31, 2023.

The Company’s net accounts receivable as of June 30, 2024 and December 31, 2023 were $140.0 million and $123.8 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

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

June 30, 2024

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

Note 6 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility (the “JPMorgan ABL Facility”). The JPMorgan ABL Credit Agreement replaced the Company’s existing asset-based revolving credit agreement, dated as of March 27, 2014 (the “Wells Fargo ABL Facility,” formerly known as the “Amended ABL Facility” in prior filings), with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility bore interest at either (i) LIBOR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026. As of June 30, 2024 the weighted average interest rate on the credit facility with JPMorgan Chase Bank was 6.92%.

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

June 30, 2024

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

As of June 30, 2024, the amount of outstanding borrowings was $5.0 million and the total excess borrowing availability was $52.5 million. As of August 6, 2024, the amount of outstanding borrowings was $34.0 million.

As of June 30, 2024, off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.4 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 (i.e., JPMorgan ABL Credit Agreement) was $0.1 million for the three months ended June 30, 2024 and June 30, 2023.

As of June 30, 2024, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement.

Note 7 — Income Taxes

The Company’s income tax expense of $2.3 million for the three months ended June 30, 2024, reflects an effective tax rate of 30.2%. The Company’s income tax expense of $1.5 million for the three months ended June 30, 2023, reflects an effective tax rate of 19.3%. The increase in tax expense during the three months ended June 30, 2024 compared to the corresponding period in 2023 was primarily due to an increase in the forecasted annual effective tax rate which increased primarily due to non-deductible compensation and foreign inclusions.

The Company’s income tax benefit of $4.4 million for the six months ended June 30, 2024 reflects an effective tax (benefit) rate of 33.2%. The Company’s income tax expense of $0.1 million for the six months ended June 30, 2023 reflects an effective tax rate of 9.9%. The increase in tax benefit during the six months ended June 30, 2024 compared to the corresponding period in 2023 was primarily due to a decrease in income before taxes and an increase in benefits from discrete items.

From time to time, in the normal course of business, the Company may be audited by federal, state and foreign tax authorities. At this time, the Company has at least one audit underway. The Company currently cannot assess the impact of the outcome on its financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

Note 8 — Earnings (Loss) Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings (loss) per share - basic and diluted	2024	2023	2024	2023
Net income (loss)	$5,266	$6,182	$(8,959)	$864
Net income (loss) attributable to non-controlling interests	—	(273)	280	(278)
Net income (loss) attributable to JAKKS Pacific, Inc.	5,266	6,455	(9,239)	1,142
Preferred stock dividend*	—	373	—	740
Redemption of preferred stock	—	—	1,330	—
Net income (loss) attributable to common stockholders **	$5,266	$6,082	$(7,909)	$402
Weighted average common shares outstanding - basic	10,801	9,871	10,577	9,871
Earnings (loss) per share available to common stockholder- basic	$0.49	$0.62	$(0.75)	$0.04
Weighted average common shares outstanding - diluted	11,245	10,532	10,577	10,428
Earnings (loss) per share available to common stockholder- diluted	$0.47	$0.58	$(0.75)	$0.04

* The 200,000 shares issued and outstanding as of June 30, 2023 were non-participating. A preferred dividend of $0.4 million was accrued for Q1 2024 and included in the preferred stock redemption.

** Net income (loss) attributable to common stockholders was computed by deducting the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock and fair value of the related derivative liability of $1.3 million for the six months ended June 30, 2024 and the preferred stock dividend of $0.4 million and $0.7 million for the three and six months ended June 30, 2023.

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units to the extent they are dilutive). Potentially dilutive restricted stock units of 514,687 for the six months ended June 30, 2024, were excluded from the computation of diluted loss per share since they would have been anti-dilutive.

Note 9 — Common Stock and Preferred Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

During the year ended December 31, 2023, certain employees, including three executive officers, surrendered an aggregate of 157,019 shares of restricted stock units for $3.1 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 34,588 shares of restricted stock granted in 2021 and 2022 with a value of approximately $0.6 million was forfeited during 2023.

During the six months ended June 30, 2024, certain employees, including three executive officers, surrendered an aggregate of 147,612 shares of restricted stock units for $5.1 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 17,471 shares of restricted stock granted in 2022 and 2023 with a value of approximately $0.3 million was forfeited during 2024.

No dividend was declared or paid in the three months ended June 30, 2024 and 2023.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of June 30, 2024, the Company did not sell any shares of common stock under the ATM Agreement.

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

As of June 30, 2024, the Company has not sold any securities pursuant to its shelf registration statement.

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

Each share of Series A Preferred Stock had an initial value of $100 per share, which was automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock had the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends had been declared or paid. Prior to the redemption, for the three and six months ended June 30, 2024 the Company recorded nil and $0.4 million, respectively, of preferred stock dividends as an increase in the value of the Series A Preferred Stock. For the three and six months ended June 30, 2023 the Company recorded $0.4 million and $0.7 million, respectively, of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

The Series A Preferred Stock had no stated maturity, however, the Company had the right to redeem all or a portion of the Series A Preferred Stock at its Liquidation Preference (as defined below) at any time after payment in full of the 2019 Recap Term Loan. In addition, upon the occurrence of certain change of control type events, holders of the Series A Preferred Stock were entitled to receive an amount (the “Liquidation Preference”), in preference to holders of Common Stock or other junior stock, equal to (i) 20% of the Accreted Value in the case of a certain specified transaction, or (ii) otherwise, 150% of the Accreted value, plus any accrued and unpaid dividends.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

The Company had the right, but was not required, to repurchase all or a portion of the Series A Preferred Stock at its Liquidation Preference at any time after payment in full of the 2019 Recap Term Loan. The Series A Preferred Stock did not have any voting rights, except to the extent required by the Delaware General Corporation Law, except for the exclusive right to elect the Series A Preferred Directors (as described below) and except for certain approval rights over certain transactions (as described below). These approval rights required the prior consent of specified percentages of holders (or in certain cases, all holders) of the Series A Preferred Stock in order for the Company to take certain actions, including the issuance of additional shares of Series A Preferred Stock or parity stock, the issuance of senior stock, certain amendments to the Amended and Restated Certificate of Incorporation, the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”), the Second Amended and Restated By-laws or the Amended and Restated Nominating and Corporate Governance Committee Charter, material changes in the Company’s line of business and certain change of control type transactions. In addition, the Certificate of Designations provided that the approval of at least six directors was required for any related person transaction within the meaning of Item 404 of Regulation S-K under the Securities Act of 1933, as amended, including, without limitation, the adoption of, or any amendment, modification or waiver of, any agreement or arrangement related to any such transaction. The Certificate of Designations also included restrictions on the ability of the Company to pay dividends on or make distributions with respect to, or redeem or repurchase, shares of Common Stock or other junior stock. In addition, holders of the Series A Preferred Stock had preemptive rights regarding future issuance of Series A Preferred Stock or parity stock. In 2022, an agreement was reached with the preferred shareholders to eliminate their ability to elect members to the Company’s Board of Directors on a going-forward basis.

The Series A Preferred Stock redemption amount was contingent upon certain events with no stated redemption date as of the reporting date, although may become redeemable in the future. In accordance with the SEC guidance within ASC Topic 480, Distinguishing Liabilities from Equity: Classification and Measurement of Redeemable Securities, the Company classified the Series A Preferred Stock as temporary equity as the Series A Preferred Stock contained a redemption feature which was contingent upon certain deemed liquidation events, the occurrence of which may not solely have been within the control of the Company.

Under ASC 815, Derivatives and Hedging, certain contractual terms that meet the accounting definition of a derivative must be accounted for separately from the financial instrument in which they are embedded. The Company had concluded that the redemption upon a change of control and the repurchase option by the Company constituted embedded derivatives.

The embedded redemption upon a change of control must be accounted for separately from the Series A Preferred Stock. The redemption provision specified if certain events that constitute a change of control occur, the Company may be required to settle the Series A Preferred Stock at 150% of its accreted amount. Accordingly, the redemption provision met the definition of a derivative, and its economic characteristics were not considered clearly and closely related to the economic characteristics of the Series A Preferred Stock and were more akin to a debt instrument than equity.

The Company considered the repurchase option to have no value as the likelihood is remote that this event, within the Company’s control, would ever occur. The liability was accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company's condensed consolidated statements of operations (see Note 15 – Fair Value Measurement). The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was based on management’s estimates of the probability of a change of control event occurring.

Accordingly, these two embedded derivatives were accounted for separately from the Series A Preferred Stock at fair value.

As of June 30, 2024, the Company had redeemed all of the outstanding shares of the Series A Preferred Stock.

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

June 30, 2024

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2024	2023
Balance, January 1,	$5,992	$4,490
Preferred stock accrued dividends	390	367
Preferred stock redemption	(6,382)	—
Balance, March 31,	—	4,857
Preferred stock accrued dividends	—	373
Balance, June 30,	$—	$5,230

Note 10 — Joint Ventures

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp. Ltd., (“MC&C”), for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. On May 10, 2023, the Company dissolved the joint venture with MC&C. Prior to the dissolution, the Company owned fifty-one percent of the joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interests incurred a gain of nil and $0.3 million for the three and six months ended June 30, 2024, respectively. The non-controlling interests incurred a loss of $0.3 million each for the three and six months ended June 30, 2023.

Note 11 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. For the three and six months ended June 30, 2024, there were no events or circumstances that indicated that an impairment loss may have been incurred.

Based on the Company’s April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the six months ended June 30, 2024 and June 30, 2023.

Note 12 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive loss for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$5,266	$6,182	$(8,959)	$864
Other comprehensive income (loss):
Foreign currency translation adjustment	(116)	1,129	(681)	1,461
Comprehensive income (loss)	5,150	7,311	(9,640)	2,325
Less: Comprehensive income (loss) attributable to non-controlling interests	—	(273)	280	(278)
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$5,150	$7,584	$(9,920)	$2,603

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

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

The following table summarizes the total share-based compensation expense recognized for the three and six months ended June 30, 2024 and 2023 (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Share-based compensation expense	$2,545	$1,856	$5,094	$3,945

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the six months ended June 30, 2024 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	1,306,406	$16.47
Granted	126,134	35.14
Vested	(280,996)	11.78
Forfeited	(17,471)	16.18
Outstanding, June 30, 2024	1,134,073	19.84

As of June 30, 2024, there was $14.5 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

As of June 30, 2024, the fair market value of non-vested restricted stock units was $20.3 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of June 30, 2024
	June 30, 2024	Level 1	Level 2	Level 3
Investments in employee deferred compensation trusts	$1,549	$1,549	$—	$—

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2023
	December 31, 2023	Level 1	Level 2	Level 3
Money market funds	$45,130	$45,130	$—	$—
Investments in employee deferred compensation trusts	41	41	—	—
Preferred stock derivative liability	29,947	—	—	29,947

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Preferred stock derivative liability	2024	2023
Balance, January 1,	$29,947	$21,918
Change in fair value	—	5,875
Extinguishment through redemption of preferred stock	(29,947)	—
Balance, June 30,	$—	$27,793

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

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

*Represents the hypothetical market yield

The Company’s cash and cash equivalents including restricted cash, accounts receivable, accounts payable, accrued expenses and short-term debt represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value due to the short-term nature of the instruments. The carrying amount of short-term debt at June 30, 2024 approximates fair value because the interest rate approximates the current market interest rate.

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

Meisheng also serves as a significant manufacturer of the Company. For the three and six months ended June 30, 2024 the Company made inventory-related payments to Meisheng of approximately $13.9 million and $28.8 million, respectively. For the three and six months ended June 30, 2023, the Company made inventory-related payments to Meisheng of approximately $19.1 million and $28.4 million, respectively. As of June 30, 2024 and December 31, 2023, amounts due to Meisheng for inventory received by the Company, but not paid totaled $19.1 million and $12.3 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

Note 17 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Income tax receivable	$16,670	$2,672
Prepaid expenses	4,342	1,724
Royalty advances	3,607	1,450
Other assets	1,553	243
Employee retention credit	285	285
Prepaid expenses and other assets	$26,457	$6,374

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

Critical Accounting Estimates

Our critical accounting policies and estimates are included in the 2023 Annual Report on Form 10-K and did not materially change during the first six months of 2024.

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	51.5	51.6	54.5	52.6
Royalty expense	15.1	16.3	15.2	16.0
Amortization of tools and molds	1.4	1.4	1.5	1.3
Cost of sales	68.0	69.3	71.2	69.9
Gross profit	32.0	30.7	28.8	30.1
Direct selling expenses	4.2	2.4	6.0	4.3
General and administrative expenses	22.6	18.3	28.4	21.3
Depreciation and amortization	0.1	0.1	0.1	0.1
Selling, general and administrative expenses	26.9	20.8	34.5	25.7
Income (loss) from operations	5.1	9.9	(5.7)	4.4
Loss from joint ventures	—	(0.3)	—	(0.2)
Other income (expense), net	—	—	0.1	0.2
Change in fair value of preferred stock derivative liability	—	(3.6)	—	(2.1)
Loss on debt extinguishment	—	(0.6)	—	(0.4)
Interest income	0.1	—	0.2	0.1
Interest expense	(0.2)	(0.8)	(0.2)	(1.6)
Income (loss) before provision for (benefit from) income taxes	5.0	4.6	(5.6)	0.4
Provision for (benefit from) income taxes	1.5	0.9	(1.8)	—
Net income (loss)	3.5	3.7	(3.8)	0.4
Net income (loss) attributable to non-controlling interests	—	(0.2)	0.1	(0.1)
Net income (loss) attributable to JAKKS Pacific, Inc.	3.5%	3.9%	(3.9)%	0.5%

The following unaudited table sets forth, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Sales
Toys/Consumer Products	$104,570	$117,934	$187,480	$215,827
Costumes	44,049	48,999	51,215	58,590
	148,619	166,933	238,695	274,417
Cost of Sales
Toys/Consumer Products	67,519	77,606	132,574	146,277
Costumes	33,515	38,129	37,484	45,505
	101,034	115,735	170,058	191,782
Gross Profit
Toys/Consumer Products	37,051	40,328	54,906	69,550
Costumes	10,534	10,870	13,731	13,085
	$47,585	$51,198	$68,637	$82,635

Comparison of the Three Months Ended June 30, 2024 and 2023

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $104.6 million for the three months ended June 30, 2024 compared to $117.9 million for the prior year period, representing a decrease of $13.3 million, or 11.3%. Net sales from the Action Play & Collectibles division were down 30.5% in part due to lower net sales from the Super Mario MovieTM which was released April 2023.

Costumes. Net sales of our Costumes segment were $44.0 million for the three months ended June 30, 2024 compared to $49.0 million for the prior year period, representing a decrease of $5.0 million, or 10.2%. The decrease in net sales was primarily due to reduced orders from select recurring customers informed in part by the prior year’s sell-through during the Halloween shopping season.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $67.5 million, or 64.5% of related net sales for the three months ended June 30, 2024 compared to $77.6 million, or 65.8% of related net sales for the prior year period, representing a decrease of $10.1 million, or 13.0%. The decrease as a percentage of net sales was due to lower royalties as well as lower finished goods inventory reserves for product obsolescence.

Costumes. Cost of sales of our Costumes segment was $33.5 million, or 76.1% of related net sales for the three months ended June 30, 2024, compared to $38.1 million, or 77.8% of related net sales for the prior year period, representing a decrease in dollars of $4.6 million, or 12.1%. The decrease as a percentage of net sales was due to lower royalties as well as lower inventory reserves.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $39.9 million for the three months ended June 30, 2024 compared to $34.8 million for the prior year period constituting 26.9% and 20.8.% of net sales, respectively. The increase in selling, general and administrative expenses was primarily due to increased full-time staff as we expand our international presence and associated marketing and travel expenses, as well as higher costs related to warehousing.

Interest Expense

Interest expense was $0.3 million for the three months ended June 30, 2024, as compared to $1.3 million in the prior year period. During the three months ended June 30, 2024, we incurred interest expense of $0.3 million related to our revolving credit facility. During the three months ended June 30, 2023, we incurred interest expense of $0.7 million related to our 2021 BSP Term Loan, $0.3 million related to our revolving credit facility and $0.3 million related to other borrowing costs.

Provision For (Benefit From) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $2.3 million, or an effective tax rate of 30.2%, for the three months ended June 30, 2024. During the comparable period in 2023, our income tax expense was $1.5 million, or an effective tax rate of 19.3%. The effective tax rate increased primarily due to non-deductible compensation and foreign inclusions.

Comparison of the Six Months Ended June 30, 2024 and 2023

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $187.5 million for the six months ended June 30, 2024 compared to $215.8 million for the prior year period, representing a decrease of $28.3 million, or 13.1%. Net sales from the Action Play & Collectibles division were down 23.1% due to lower net sales in part from the Super Mario MovieTM which was released April 2023.

Costumes. Net sales of our Costumes segment were $51.2 million for the six months ended June 30, 2024 compared to $58.6 million for the prior year period, representing a decrease of $7.4 million, or 12.6%. The decrease in net sales was primarily due to reduced orders from select recurring customers informed in part by the prior year’s sell-through during the Halloween shopping season.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $132.6 million, or 70.7% of related net sales for the six months ended June 30, 2024 compared to $146.3 million, or 67.8% of related net sales for the prior year period, representing a decrease of $13.7 million, or 9.4%. The increase as a percentage of net sales was due to a lower share of high margin film-related product .

Costumes. Cost of sales of our Costumes segment was $37.5 million, or 73.2% of related net sales for the six months ended June 30, 2024, compared to $45.5 million, or 77.6% of related net sales for the prior year period, representing a decrease in dollars of $8.0 million, or 17.6%. The decrease in dollars was related to lower overall sales. The decrease in as a percentage of net sales was driven by lower finished goods inventory reserves for product obsolescence.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $82.3 million for the six months ended June 30, 2024 compared to $70.6 million for the prior year period constituting 34.5% and 25.7% of net sales, respectively. The increase in selling, general and administrative expenses was primarily due to increased full-time staff as we expand our international presence and associated marketing and travel expenses, as well as higher related to warehousing.

Interest Expense

Interest expense was $0.4 million for the six months ended June 30, 2024, as compared to $4.3 million in the prior year period. During the six months ended June 30, 2024, we incurred interest expense of $0.4 million related to our revolving credit facility. During the six months ended June 30, 2023, we incurred interest expense of $3.2 million related to our 2021 BSP Term Loan, $0.4 million related to our revolving credit facility and $0.7 million related to other borrowing costs.

Provision for (Benefit From) Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $4.4 million benefit, or an effective tax (benefit) rate of 33.2%, for the six months ended June 30, 2024. During the comparable period in 2023, our income tax expense was $0.1 million, or an effective tax rate of 9.9%. The effective tax rate increased primarily due to a higher expected tax rate for the year, non-deductible compensation and foreign inclusions.

Seasonality and Backlog

The retail toy industry is inherently seasonal. Generally, our sales have been highest during the second and third quarters owing to our preference for the FOB (free-on-board)/DI (direct import) business model where our customers take possession of the product in Asia and are responsible for importing into their respective countries from that point forward, and collections for those sales have been highest during the succeeding third and fourth quarters. Our working capital needs have been highest during the second and third quarters as we make royalty advance payments for some of our licenses and buy and sell inventory subject to customer payment terms.

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

Liquidity and Capital Resources

As of June 30, 2024, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $73.9 million, compared to $106.1 million as of December 31, 2023, representing a decrease in working capital of $32.2 million during the six-month period ended June 30, 2024. The decrease in working capital is primarily attributable to the $20.0 million cash payment made to holders for the redemption of our outstanding preferred stock. The remaining decrease is mainly attributable to cash used in operating activities and higher working capital usage.

Operating activities used net cash of $27.7 million during the six months ended June 30, 2024, as compared to net cash provided by operating activities of $20.8 million in the prior year period. The increase in net cash used in operating activities year-over-year is primarily due to a net loss for the six months ended June 30, 2024, an increase in cash taxes paid by $10.6 million and $23.0 million in other working capital changes. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 25% payable on net sales of such products. As of June 30, 2024, these agreements required future aggregate minimum royalty guarantees of $60.7 million exclusive of $3.6 million in advances already paid. Of this $60.7 million future minimum royalty guarantee, $36.9 million is due over the next twelve months.

Investing activities used net cash of $6.2 million and $4.9 million for the six months ended June 30, 2024 and 2023, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products and purchases of investments to fund our obligation to our employees stemming from our non-qualified deferred compensation plan.

Financing activities used net cash of $20.1 million and $70.4 million for the six months ended June 30, 2024 and 2023, respectively. The cash used in financing activities during the six months ended June 30, 2024, primarily consists of $20.0 million used in the redemption of our outstanding preferred stock and $5.1 million used in the repurchase of common stock for employee tax withholdings, compensated by $5.0 million of cash provided by the draw on our senior secured revolving credit facility (the “JPMorgan ABL Facility”). The cash used in financing activities during the six months ended June 30, 2023, primarily consists of the repayment of our 2021 BSP Term Loan of $69.2 million and the repurchase of common stock for employee tax withholding of $1.2 million.

As of June 30, 2024, we have $5.0 million outstanding indebtedness under the JPMorgan ABL Facility, aside from utilizing $9.4 million in letters of credit.

See Note 5 – Debt and Note 6 – Credit Facilities for additional information pertaining to our Debt and Credit Facilities.

As of June 30, 2024 and December 31, 2023, we held cash and cash equivalents, including restricted cash, of $17.9 million and $72.6 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $15.7 million and $21.5 million as of June 30, 2024 and December 31, 2023, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. During the first quarter of 2024, the Company declared a one-time dividend from Canada to the U.S in the amount of $5.9 million, in order to fund the preferred stock redemption that occurred during the quarter, resulting in a 5% withholding tax. This was a significant one-time event as there are no preferred stock outstanding after the redemption. Future cash remittances will come from Hong Kong, which does not impose withholding taxes. As such, foreign withholding taxes on future repatriations are not expected to be significant.

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

As of June 30, 2024 off-balance sheet arrangements include letters of credit issued by JPMorgan of $9.4 million.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 20, 2024, John Kimble, our Chief Financial Officer, for tax planning purposes, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to the sale of up to 59,076 shares of our common stock from time to time, in accordance with the terms specified in the trading arrangement. The term of Mr. Kimble’s Rule 10b5-1 trading arrangement expires on December 31, 2025. The first date that any transactions under Mr. Kimble’s Rule 10b5-1 trading arrangement can occur is November 21, 2024.

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

JAKKS PACIFIC, INC.

Date: August 6, 2024	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)