Form 10-Q
period 2024-09-30
JAKKS PACIFIC INC
filed 2024-11-08
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-28104

JAKKS Pacific, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 10,990,337 as of November 8, 2024.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2024

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Income	4
	Condensed Consolidated Statements of Stockholders' Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	28

Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

Assets	September 30,	December 31,
	2024	2023
	(Unaudited)
Current assets
Cash and cash equivalents	$22,070	$72,350
Restricted cash	214	204
Accounts receivable, net of allowance for credit losses of $5,400 and $3,743 at September 30, 2024 and December 31, 2023, respectively	290,424	123,797
Inventory	63,509	52,647
Prepaid expenses and other assets	8,082	6,374
Total current assets	384,299	255,372
Property and equipment
Office furniture and equipment	9,906	8,852
Molds and tooling	127,222	120,396
Leasehold improvements	6,944	6,708
Total	144,072	135,956
Less accumulated depreciation and amortization	128,947	121,357
Property and equipment, net	15,125	14,599
Operating lease right-of-use assets, net	19,242	23,592
Other long-term assets	1,923	2,162
Deferred income tax assets, net	68,187	68,143
Goodwill	35,102	35,083
Total assets	$523,878	$398,951
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$98,928	$42,177
Accounts payable - Meisheng (related party)	35,011	12,259
Accrued expenses	71,748	45,102
Reserve for sales returns and allowances	40,837	38,531
Income taxes payable	—	3,785
Short-term operating lease liabilities	7,405	7,380
Total current liabilities	253,929	149,234
Long-term operating lease liabilities	14,536	16,666
Accrued expenses – long-term	1,824	3,746
Preferred stock derivative liability	—	29,947
Income taxes payable	3,523	3,245
Total liabilities	273,812	202,838

Preferred stock accrued dividends, $0.001 par value; 5,000,000 shares authorized; nil and 200,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	5,992

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,990,337 and 10,096,197 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	11	10
Additional paid-in capital	295,400	278,642
Accumulated deficit	(30,579)	(73,612)
Accumulated other comprehensive loss	(15,266)	(15,627)
Total JAKKS Pacific, Inc. stockholders' equity	249,566	189,413
Non-controlling interests	500	708
Total stockholders' equity	250,066	190,121
Total liabilities, preferred stock and stockholders' equity	$523,878	$398,951

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2024	2023	2024	2023
Net sales	$321,606	$309,744	$560,301	$584,161
Cost of sales:
Cost of goods	158,770	149,052	289,190	293,512
Royalty expense	50,011	51,141	86,181	95,074
Amortization of tools and molds	3,994	2,566	7,462	5,955
Cost of sales	212,775	202,759	382,833	394,541
Gross profit	108,831	106,985	177,468	189,620
Direct selling expenses	7,552	10,684	21,904	22,405
General and administrative expenses	33,101	33,821	100,887	92,492
Depreciation and amortization	95	81	275	276
Selling, general and administrative expenses	40,748	44,586	123,066	115,173
Income from operations	68,083	62,399	54,402	74,447
Loss from joint ventures	—	—	—	(565)
Other income (expense), net	84	(52)	294	424
Change in fair value of preferred stock derivative liability	—	(793)	—	(6,668)
Loss on debt extinguishment	—	—	—	(1,023)
Interest income	69	384	533	587
Interest expense	(539)	(1,436)	(938)	(5,741)
Income before provision for income taxes	67,697	60,502	54,291	61,461
Provision for income taxes	15,425	12,381	10,978	12,476
Net income	52,272	48,121	43,313	48,985
Net income (loss) attributable to non-controlling interests	—	(11)	280	(289)
Net income attributable to Jakks Pacific, Inc.	$52,272	$48,132	$43,033	$49,274
Net income attributable to common stockholders	$52,272	$47,754	$44,363	$48,156
Earnings per share - basic	$4.78	$4.77	$4.14	$4.85
Shares used in earnings per share - basic	10,942	10,021	10,704	9,922
Earnings per share - diluted	$4.64	$4.53	$3.99	$4.58
Shares used in earnings per share - diluted	11,275	10,542	11,106	10,503
Comprehensive income	$53,314	$47,334	$43,674	$49,659
Comprehensive income attributable to JAKKS Pacific, Inc.	$53,314	$47,345	$43,394	$49,948

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

Three and Nine Months Ended September 30, 2024
(Unaudited)

				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2023	$10	$278,642	$(73,612)	$(15,627)	$189,413	$708	$190,121
New stock issuance	1	—	—	—	1	—	1
Share-based compensation expense	—	2,575	—	—	2,575	—	2,575
Non-controlling interests – capital reduction	—	—	—	—	—	(488)	(488)
Repurchase of common stock for employee tax withholding	—	(5,132)	—	—	(5,132)	—	(5,132)
Preferred stock accrued dividends	—	(390)	—	—	(390)	—	(390)
Preferred stock redemption	—	16,329	—	—	16,329	—	16,329
Net income (loss)	—	—	(14,505)	—	(14,505)	280	(14,225)
Foreign currency translation adjustment	—	—	—	(565)	(565)	—	(565)
Balance, March 31, 2024	11	292,024	(88,117)	(16,192)	187,726	500	188,226
Share-based compensation expense	—	2,519	—	—	2,519	—	2,519
Net income	—	—	5,266	—	5,266	—	5,266
Foreign currency translation adjustment	—	—	—	(116)	(116)	—	(116)
Balance, June 30, 2024	11	294,543	(82,851)	(16,308)	195,395	500	195,895
Share-based compensation expense	—	2,186	—	—	2,186	—	2,186
Repurchase of common stock for employee tax withholding	—	(1,329)	—	—	(1,329)	—	(1,329)
Net income	—	—	52,272	—	52,272	—	52,272
Foreign currency translation adjustment	—	—	—	1,042	1,042	—	1,042
Balance, September 30, 2024	$11	$295,400	$(30,579)	$(15,266)	$249,566	$500	$250,066

Three and Nine Months Ended September 30, 2023
(Unaudited)

				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2022	$10	$275,187	$(112,018)	$(17,482)	$145,697	$1,001	$146,698
Share-based compensation expense	—	2,089	—	—	2,089	—	2,089
Repurchase of common stock for employee tax withholding	—	(1,214)	—	—	(1,214)	—	(1,214)
Preferred stock accrued dividends	—	(367)	—	—	(367)	—	(367)
Net loss	—	—	(5,313)	—	(5,313)	(5)	(5,318)
Foreign currency translation adjustment	—	—	—	332	332	—	332
Balance, March 31, 2023	10	275,695	(117,331)	(17,150)	141,224	996	142,220
Share-based compensation expense	—	1,856	—	—	1,856	—	1,856
Preferred stock accrued dividends	—	(373)	—	—	(373)	—	(373)
Net income (loss)	—	—	6,455	—	6,455	(273)	6,182
Foreign currency translation adjustment	—	—	—	1,129	1,129	—	1,129
Balance, June 30, 2023	10	277,178	(110,876)	(16,021)	150,291	723	151,014
Share-based compensation expense	—	2,025	—	—	2,025	—	2,025
Repurchase of common stock for employee tax withholding	—	(1,279)	—	—	(1,279)	—	(1,279)
Preferred stock accrued dividends	—	(378)	—	—	(378)	—	(378)
Net income (loss)	—	—	48,132	—	48,132	(11)	48,121
Foreign currency translation adjustment	—	—	—	(787)	(787)	—	(787)
Balance, September 30, 2023	$10	$277,546	$(62,744)	$(16,808)	$198,004	$712	$198,716

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	(Unaudited)
	2024	2023
Cash flows from operating activities
Net income	$43,313	$48,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,687	983
Depreciation and amortization	7,737	6,231
Write-off and amortization of debt discount	—	714
Write-off and amortization of debt issuance costs	237	567
Share-based compensation expense	7,280	5,970
Loss on disposal of property and equipment	115	5
Loss on debt extinguishment	—	1,023
Deferred income taxes	—	(52)
Change in fair value of preferred stock derivative liability	—	6,668
Changes in operating assets and liabilities:
Accounts receivable	(168,314)	(104,963)
Inventory	(10,862)	11,787
Prepaid expenses and other assets	(121)	(378)
Accounts payable	56,085	60,931
Accounts payable - Meisheng (related party)	22,382	17,622
Accrued expenses	26,158	27,611
Reserve for sales returns and allowances	2,306	(8,365)
Income taxes payable	(3,507)	9,322
Other liabilities	323	3,009
Total adjustments	(58,494)	38,685
Net cash provided by (used in) operating activities	(15,181)	87,670
Cash flows from investing activities
Purchases of property and equipment	(7,344)	(5,713)
Investments in employee deferred compensation trusts	(1,647)	—
Proceeds from sale of property and equipment	2	37
Net cash used in investing activities	(8,989)	(5,676)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(6,461)	(2,493)
Repayment of credit facility borrowings	(63,000)	(10,000)
Proceeds from credit facility borrowings	63,000	10,000
Redemption of preferred stock	(20,000)	—
Repayment of 2021 BSP Term Loan	—	(69,218)
Net cash used in financing activities	(26,461)	(71,711)
Net increase (decrease) in cash, cash equivalents and restricted cash	(50,631)	10,283
Effect of foreign currency translation	361	674
Cash, cash equivalents and restricted cash, beginning of period	72,554	85,490
Cash, cash equivalents and restricted cash, end of period	$22,284	$96,447
Supplemental disclosures of non-cash activities:
Right-of-use assets exchanged for lease liabilities	$5,551	$1,461
Supplemental disclosures of cash flow information:
Cash paid for interest	$452	$4,141
Cash paid for income taxes, net	$14,866	$3,215

As of September 30, 2024 and 2023, there was $4.1 million and $3.9 million, respectively, of property and equipment purchases included in accounts payable.

See Notes 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the years in the period ended December 31, 2023.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

No new additional accounting pronouncements were issued or adopted for the three and nine months ended September 30, 2024 that materially impacted the Company.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2024 and 2023 and as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Sales
Toys/Consumer Products	$264,306	$246,004	$451,786	$461,831
Costumes	57,300	63,740	108,515	122,330
	$321,606	$309,744	$560,301	$584,161

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income from Operations
Toys/Consumer Products	$61,476	$55,494	$53,976	$70,020
Costumes	6,607	6,905	426	4,427
	$68,083	$62,399	$54,402	$74,447

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Depreciation and Amortization Expense
Toys/Consumer Products	$4,047	$2,594	$7,642	$6,084
Costumes	42	53	95	147
	$4,089	$2,647	$7,737	$6,231

	September 30,	December 31,
	2024	2023
Assets
Toys/Consumer Products	$466,206	$383,812
Costumes	57,672	15,139
	$523,878	$398,951

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Long-lived Assets
United States	$18,365	$21,206
China	13,254	13,794
United Kingdom	938	892
Italy	823	811
Hong Kong	779	1,410
Canada	119	23
France	53	—
Mexico	36	55
	$34,367	$38,191

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Sales by Customer Area
United States	$255,278	$244,931	$451,545	$461,561
Europe	30,034	31,676	46,033	58,476
Latin America	22,632	15,319	33,867	27,590
Canada	7,068	11,453	16,726	22,306
Australia & New Zealand	3,339	2,692	6,292	6,056
Asia	2,345	3,192	4,578	6,403
Middle East & Africa	910	481	1,260	1,769
	$321,606	$309,744	$560,301	$584,161

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Target	$93,417	29.0%	$96,322	31.1%	$161,494	28.8%	$175,417	30.0%
Walmart	82,051	25.5	59,541	19.2	138,084	24.6	117,888	20.2
Amazon	42,347	13.2	44,073	14.2	55,873	10.0	61,367	10.5
	$217,815	67.7%	$199,936	64.5%	$355,451	63.4%	$354,672	60.7%

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

September 30, 2024

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$—	$122
Finished goods	63,509	52,525
	$63,509	$52,647

The inventory obsolescence reserve was $8.8 million and $7.7 million as of September 30, 2024 and December 31, 2023, respectively.

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

The Company offers various discounts, pricing concessions, and other allowances to customers, all of which are considered in determining the transaction price. Certain discounts and allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenue. Other discounts and allowances can vary and are determined at management’s discretion (variable consideration). Specifically, the Company occasionally grants discretionary credits to facilitate markdowns and sales of slow-moving merchandise, and consequently accrues an allowance based on historic credits and management estimates. The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Generally, these allowances range from 1% to 20% of gross sales and are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. To the extent these cooperative advertising arrangements provide a distinct benefit at fair value, they are accounted for as direct selling expenses, otherwise they are recorded as a reduction to revenue. Further, while the Company generally does not allow product returns, the Company does make occasional exceptions to this policy and consequently records a sales return allowance based upon historic return amounts and management estimates. These allowances (variable consideration) are estimated using the expected value method and are recorded at the time of sale as a reduction to revenue. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. The variable consideration is not constrained as the Company has sufficient history on the related estimates and does not believe there is a risk of significant revenue reversal.

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred. For the three and nine months ended September 30, 2024 sales commissions were $0.7 million and $1.3 million, respectively. For the three and nine months ended September 30, 2023 sales commissions were $1.2 million and $2.4 million, respectively.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the three and nine months ended September 30, 2024, shipping and handling costs were $1.8 million and $4.8 million, respectively. For the three and nine months ended September 30, 2023, shipping and handling costs were $2.6 million and $6.1 million, respectively.

The Company’s reserve for sales returns and allowances amounted to $40.8 million as of September 30, 2024, compared to $38.5 million as of December 31, 2023.

The Company’s net accounts receivable as of September 30, 2024 and December 31, 2023 were $290.4 million and $123.8 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

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

September 30, 2024

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

Note 6 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility (the “JPMorgan ABL Facility”). The JPMorgan ABL Credit Agreement replaced the Company’s existing asset-based revolving credit agreement, dated as of March 27, 2014 (the “Wells Fargo ABL Facility,” formerly known as the “Amended ABL Facility” in prior filings), with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility bore interest at either (i) LIBOR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026. As of September 30, 2024 the weighted average interest rate on the credit facility with JPMorgan Chase Bank was 7.08%.

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

September 30, 2024

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

As of September 30, 2024, the amount of outstanding borrowings was nil and the total excess borrowing availability was $61.2 million.

As of September 30, 2024, off-balance sheet arrangements include letters of credit issued by JPMorgan of $4.4 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 (i.e., JPMorgan ABL Credit Agreement) was $0.1 million for the three months ended September 30, 2024 and September 30, 2023.

As of September 30, 2024, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement.

Note 7 — Income Taxes

The Company’s income tax expense of $15.4 million for the three months ended September 30, 2024, reflects an effective tax rate of 22.8%. The Company’s income tax expense of $12.4 million for the three months ended September 30, 2023, reflects an effective tax rate of 20.5%. The increase in tax expense during the three months ended September 30, 2024 compared to the corresponding period in 2023 was primarily due to an increase in the forecasted annual effective tax rate which increased primarily due to non-deductible compensation and foreign inclusions.

The Company’s income tax expense of $11.0 million for the nine months ended September 30, 2024 reflects an effective tax rate of 20.2%. The Company’s income tax expense of $12.5 million for the nine months ended September 30, 2023 reflects an effective tax rate of 20.3%. The decrease in tax expense during the nine months ended September 30, 2024 compared to the corresponding period in 2023 was primarily due to a larger discrete benefit from vesting of restricted shares.

From time to time, in the normal course of business, the Company may be audited by federal, state and foreign tax authorities. At this time, the Company has at least one audit underway. The Company currently cannot assess the impact of the outcome on its financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

Note 8 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings per share - basic and diluted	2024	2023	2024	2023
Net income	$52,272	$48,121	$43,313	$48,985
Net income (loss) attributable to non-controlling interests	—	(11)	280	(289)
Net income attributable to JAKKS Pacific, Inc.	52,272	48,132	43,033	49,274
Preferred stock dividend*	—	378	—	1,118
Redemption of preferred stock	—	—	1,330	—
Net income attributable to common stockholders **	$52,272	$47,754	$44,363	$48,156
Weighted average common shares outstanding - basic	10,942	10,021	10,704	9,922
Earnings per share available to common stockholder- basic	$4.78	$4.77	$4.14	$4.85
Weighted average common shares outstanding - diluted	11,275	10,542	11,106	10,503
Earnings per share available to common stockholder- diluted	$4.64	$4.53	$3.99	$4.58

* The 200,000 shares issued and outstanding as of September 30, 2023 were non-participating. A preferred dividend of $0.4 million was accrued for Q1 2024 and included in the preferred stock redemption.

** Net income attributable to common stockholders was computed by deducting the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock and fair value of the related derivative liability of $1.3 million for the nine months ended September 30, 2024 and the preferred stock dividend of $0.4 million and $1.1 million for the three and nine months ended September 30, 2023.

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

During the nine months ended September 30, 2024, certain employees, including two executive officers, surrendered an aggregate of 211,981 shares of restricted stock units for $6.5 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 20,450 shares of restricted stock granted in 2020, 2022 and 2023 with a value of approximately $0.3 million was forfeited during 2024.

No dividend was declared or paid in the three months ended September 30, 2024 and 2023.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of September 30, 2024, the Company did not sell any shares of common stock under the ATM Agreement.

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

As of September 30, 2024, the Company has not sold any securities pursuant to its shelf registration statement.

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

The Series A Preferred Stock had the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends had been declared or paid. Prior to the redemption, for the three and nine months ended September 30, 2024 the Company recorded nil and $0.4 million, respectively, of preferred stock dividends as an increase in the value of the Series A Preferred Stock. For the three and nine months ended September 30, 2023 the Company recorded $0.4 million and $1.1 million, respectively, of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

September 30, 2024

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

The Company considered the repurchase option to have no value as the likelihood is remote that this event, within the Company’s control, would ever occur. The liability was accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company's condensed consolidated statements of operations (see Note 15 – Fair Value Measurements). The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was based on management’s estimates of the probability of a change of control event occurring.

Accordingly, these two embedded derivatives were accounted for separately from the Series A Preferred Stock at fair value.

As of September 30, 2024, the Company had redeemed all of the outstanding shares of the Series A Preferred Stock.

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

September 30, 2024

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2024	2023
Balance, January 1,	$5,992	$4,490
Preferred stock accrued dividends	390	367
Preferred stock redemption	(6,382)	—
Balance, March 31,	—	4,857
Preferred stock accrued dividends	—	373
Balance, June 30,	—	5,230
Preferred stock accrued dividends	—	378
Balance, September 30,	$—	$5,608

Note 10 — Joint Ventures

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp. Ltd., (“MC&C”), for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. On May 10, 2023, the Company dissolved the joint venture with MC&C. Prior to the dissolution, the Company owned fifty-one percent of the joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interests incurred a gain of nil and $0.3 million for the three and nine months ended September 30, 2024, respectively. The non-controlling interests incurred a loss of nil and $0.3 million each for the three and nine months ended September 30, 2023.

Note 11 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. For the three and nine months ended September 30, 2024, there were no events or circumstances that indicated that an impairment loss may have been incurred.

Based on the Company’s April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the nine months ended September 30, 2024 and September 30, 2023.

Note 12 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$52,272	$48,121	$43,313	$48,985
Other comprehensive income (loss):
Foreign currency translation adjustment	1,042	(787)	361	674
Comprehensive income	53,314	47,334	43,674	49,659
Less: Comprehensive income (loss) attributable to non-controlling interests	—	(11)	280	(289)
Comprehensive income attributable to JAKKS Pacific, Inc.	$53,314	$47,345	$43,394	$49,948

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

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

The following table summarizes the total share-based compensation expense recognized for the three and nine months ended September 30, 2024 and 2023 (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Share-based compensation expense	$2,186	$2,025	$7,280	$5,970

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the nine months ended September 30, 2024 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	1,306,406	$16.47
Granted	126,971	35.06
Vested	(528,827)	6.26
Forfeited	(20,450)	15.89
Outstanding, September 30, 2024	884,100	25.44

As of September 30, 2024, there was $12.2 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

As of September 30, 2024, the fair market value of non-vested restricted stock units was $22.6 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of September 30, 2024
	September 30, 2024	Level 1	Level 2	Level 3
Money market funds	$2,000	$2,000	$—	$—
Investments in employee deferred compensation trusts	1,688	1,688	—	—

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2023
	December 31, 2023	Level 1	Level 2	Level 3
Money market funds	$45,130	$45,130	$—	$—
Investments in employee deferred compensation trusts	41	41	—	—
Preferred stock derivative liability	29,947	—	—	29,947

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Preferred stock derivative liability	2024	2023
Balance, January 1,	$29,947	$21,918
Change in fair value	—	6,668
Extinguishment through redemption of preferred stock	(29,947)	—
Balance, September 30,	$—	$28,586

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

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

*Represents the hypothetical market yield

The Company’s cash and cash equivalents including restricted cash, accounts receivable, accounts payable, accrued expenses and short-term debt represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value due to the short-term nature of the instruments. The carrying amount of short-term debt at September 30, 2024 approximates fair value because the interest rate approximates the current market interest rate.

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

Meisheng also serves as a significant manufacturer of the Company. For the three and nine months ended September 30, 2024 the Company made inventory-related payments to Meisheng of approximately $32.0 million and $60.7 million, respectively. For the three and nine months ended September 30, 2023, the Company made inventory-related payments to Meisheng of approximately $35.2 million and $65.1 million, respectively. As of September 30, 2024 and December 31, 2023, amounts due to Meisheng for inventory received by the Company, but not paid totaled $35.0 million and $12.3 million, respectively. As of September 30, 2024, the Company had recorded sales revenues for the three and nine months ended and had accounts receivable outstanding of $0.1 million from Party X People GMBH, a subsidiary of Meisheng.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

Note 17 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Income tax receivable	$3,035	$2,672
Prepaid expenses	2,209	1,724
Other assets	1,695	243
Royalty advances	858	1,450
Employee retention credit	285	285
Prepaid expenses and other assets	$8,082	$6,374

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

Critical Accounting Estimates

Our critical accounting policies and estimates are included in the 2023 Annual Report on Form 10-K and did not materially change during the first nine months of 2024.

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	49.4	48.2	51.6	50.2
Royalty expense	15.6	16.5	15.4	16.3
Amortization of tools and molds	1.2	0.8	1.3	1.0
Cost of sales	66.2	65.5	68.3	67.5
Gross profit	33.8	34.5	31.7	32.5
Direct selling expenses	2.3	3.5	3.9	3.8
General and administrative expenses	10.3	10.9	18.1	15.9
Depreciation and amortization	—	—	—	0.1
Selling, general and administrative expenses	12.6	14.4	22.0	19.8
Income from operations	21.2	20.1	9.7	12.7
Loss from joint ventures	—	—	—	(0.1)
Other income (expense), net	—	—	0.1	0.1
Change in fair value of preferred stock derivative liability	—	(0.3)	—	(1.1)
Loss on debt extinguishment	—	—	—	(0.2)
Interest income	—	0.1	0.1	0.1
Interest expense	(0.2)	(0.4)	(0.2)	(1.0)
Income before provision for income taxes	21.0	19.5	9.7	10.5
Provision for income taxes	4.7	4.0	2.0	2.1
Net income	16.3	15.5	7.7	8.4
Net income (loss) attributable to non-controlling interests	—	—	—	—
Net income attributable to JAKKS Pacific, Inc.	16.3%	15.5%	7.7%	8.4%

The following unaudited table sets forth, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Sales
Toys/Consumer Products	$264,306	$246,004	$451,786	$461,831
Costumes	57,300	63,740	108,515	122,330
	321,606	309,744	560,301	584,161
Cost of Sales
Toys/Consumer Products	171,774	156,854	304,348	303,131
Costumes	41,001	45,905	78,485	91,410
	212,775	202,759	382,833	394,541
Gross Profit
Toys/Consumer Products	92,532	89,150	147,438	158,700
Costumes	16,299	17,835	30,030	30,920
	$108,831	$106,985	$177,468	$189,620

Comparison of the Three Months Ended September 30, 2024 and 2023

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $264.3 million for the three months ended September 30, 2024 compared to $246.0 million for the prior year period, representing an increase of $18.3 million, or 7.4%. Net sales from the Action Play & Collectibles division were up 5.5% in part due to higher net sales from the Sonic the Hedgehog™ 3 movie and core product lines.

Costumes. Net sales of our Costumes segment were $57.3 million for the three months ended September 30, 2024 compared to $63.7 million for the prior year period, representing a decrease of $6.4 million, or 10.0%. The decrease in net sales was primarily due to reduced orders from select recurring customers informed in part by the prior year’s sell-through during the Halloween shopping season.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $171.8 million, or 65.0% of related net sales for the three months ended September 30, 2024 compared to $156.9 million, or 63.8% of related net sales for the prior year period, representing an increase of $14.9 million, or 9.5%. The increase as a percentage of net sales was due to higher product cost as well as slightly higher inbound duty and freight expenses.

Costumes. Cost of sales of our Costumes segment was $41.0 million, or 71.6% of related net sales for the three months ended September 30, 2024, compared to $45.9 million, or 72.1% of related net sales for the prior year period, representing a decrease in dollars of $4.9 million, or 10.7%. The decrease as a percentage of net sales was due to lower product cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $40.7 million for the three months ended September 30, 2024 compared to $44.6 million for the prior year period constituting 12.6% and 14.4% of net sales, respectively. The decrease in selling, general and administrative expenses was due to lower outbound freight and warehousing expenses.

Interest Expense

Interest expense was $0.5 million for the three months ended September 30, 2024, as compared to $1.4 million in the prior year period. During the three months ended September 30, 2024, we incurred interest expense of $0.5 million related to our revolving credit facility. During the three months ended September 30, 2023, we incurred interest expense of $1.3 million related to discounting of some receivables and $0.1 million related to our revolving credit facility.

Provision For Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $15.4 million, or an effective tax rate of 22.8%, for the three months ended September 30, 2024. During the comparable period in 2023, our income tax expense was $12.4 million, or an effective tax rate of 20.5%. The effective tax rate increased primarily due to non-deductible compensation and foreign inclusions.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $451.8 million for the nine months ended September 30, 2024 compared to $461.8 million for the prior year period, representing a decrease of $10.0 million, or 2.2%. Net sales from the Action Play & Collectibles division were down 8.6% due to lower net sales in part from the Super Mario MovieTM which was released April 2023.

Costumes. Net sales of our Costumes segment were $108.5 million for the nine months ended September 30, 2024 compared to $122.3 million for the prior year period, representing a decrease of $13.8 million, or 11.3%. The decrease in net sales was primarily due to reduced orders from select recurring customers informed in part by the prior year’s sell-through during the Halloween shopping season.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $304.3 million, or 67.4% of related net sales for the nine months ended September 30, 2024 compared to $303.1 million, or 65.6% of related net sales for the prior year period, representing an increase of $1.2 million, or 0.4%. The increase as a percentage of net sales was due to higher product cost offset by lower royalties.

Costumes. Cost of sales of our Costumes segment was $78.5 million, or 72.4% of related net sales for the nine months ended September 30, 2024, compared to $91.4 million, or 74.7% of related net sales for the prior year period, representing a decrease in dollars of $12.9 million, or 14.1%. The decrease in as a percentage of net sales was driven by lower product cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $123.1 million for the nine months ended September 30, 2024 compared to $115.2 million for the prior year period constituting 22.0% and 19.8% of net sales, respectively. The increase in selling, general and administrative expenses was primarily due to increased full-time staff as we expand our international presence and associated marketing and travel expenses, as well as higher costs related to warehousing.

Interest Expense

Interest expense was $0.9 million for the nine months ended September 30, 2024, as compared to $5.7 million in the prior year period. During the nine months ended September 30, 2024, we incurred interest expense of $0.9 million related to our revolving credit facility. During the nine months ended September 30, 2023, we incurred interest expense of $3.2 million related to our 2021 BSP Term Loan, $2.1 million related to discounting of some receivables and $0.4 million related to our revolving credit facility.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $11.0 million, or an effective tax rate of 20.2%, for the nine months ended September 30, 2024. During the comparable period in 2023, our income tax expense was $12.5 million, or an effective tax rate of 20.3%. The effective tax rate decreased primarily due to the impact of stock compensation.

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

Liquidity and Capital Resources

As of September 30, 2024, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $130.4 million, compared to $106.1 million as of December 31, 2023, representing an increase in working capital of $24.3 million during the nine-month period ended September 30, 2024. The increase in working capital is primarily attributable to the seasonal increases in inventory, accounts receivables, payables and accrued expenses by $71.3 million net, offset by the $20.0 million cash payment made to holders for the redemption of our outstanding preferred stock. The remaining decrease is mainly attributable to cash used in operating activities and other working capital usage.

Operating activities used net cash of $15.2 million during the nine months ended September 30, 2024, as compared to net cash provided by operating activities of $87.7 million in the prior year period. The decrease in net cash used in operating activities year-over-year is primarily due to a decrease in net income for the nine months ended September 30, 2024 by $5.7 million, an increase in cash taxes paid by $11.7 million and $80.5 million in other working capital changes. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of September 30, 2024, these agreements required future aggregate minimum royalty guarantees of $77.8 million exclusive of $0.9 million in advances already paid. Of this $77.8 million future minimum royalty guarantee, $47.8 million is due over the next twelve months.

Investing activities used net cash of $9.0 million and $5.7 million for the nine months ended September 30, 2024 and 2023, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products and purchases of investments to fund our obligation to our employees stemming from our non-qualified deferred compensation plan.

Financing activities used net cash of $26.5 million and $71.7 million for the nine months ended September 30, 2024 and 2023, respectively. The cash used in financing activities during the nine months ended September 30, 2024, primarily consists of $20.0 million used in the redemption of our outstanding preferred stock and $6.5 million used in the repurchase of common stock for employee tax withholdings. The cash used in financing activities during the nine months ended September 30, 2023, primarily consists of the repayment of our 2021 BSP Term Loan of $69.2 million and the repurchase of common stock for employee tax withholding of $2.5 million.

As of September 30, 2024, we have no outstanding indebtedness under the JPMorgan ABL Facility, aside from utilizing $4.4 million in letters of credit.

See Note 5 – Debt and Note 6 – Credit Facilities for additional information pertaining to our Debt and Credit Facilities.

As of September 30, 2024 and December 31, 2023, we held cash and cash equivalents, including restricted cash, of $22.3 million and $72.6 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $15.5 million and $21.5 million as of September 30, 2024 and December 31, 2023, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. During the first quarter of 2024, the Company declared a one-time dividend from Canada to the U.S in the amount of $5.9 million, in order to fund the preferred stock redemption that occurred during the quarter, resulting in a 5% withholding tax. This was a significant one-time event as there are no preferred stock outstanding after the redemption. Future cash remittances will come from Hong Kong, which does not impose withholding taxes. As such, foreign withholding taxes on future repatriations are not expected to be significant.

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

As of September 30, 2024 off-balance sheet arrangements include letters of credit issued by JPMorgan of $4.4 million.

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

In March 2023, we entered into an amendment to our JPMorgan ABL Credit Agreement which changed the interest reference rate on our revolving line of credit from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

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

JAKKS PACIFIC, INC.

Date: November 8, 2024	By:	/s/ John Kimble
John Kimble
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)