Form 10-K
period 2024-12-31
JAKKS PACIFIC INC
filed 2025-03-06
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2024 of $17.91 is $193,443,970.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 11,146,230 as of March 6, 2025.

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2024

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

Company Overview

We are a leading multi-product line, multi-brand toy company that designs, produces, markets, sells and distributes toys and related kid-targeted consumer products, inclusive of kids indoor and outdoor furniture, costumes and various product lines in the sporting goods and home furnishings space. We focus our business on acquiring or licensing well-recognized intellectual property (“IP”), trademarks and/or brand names, most with long product histories (“evergreen brands”). We seek to acquire/license these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names and have historically acquired complementary businesses to further grow our portfolio. For accounting purposes, our products have been divided into two segments: (i) Toys/Consumer Products and (ii) Costumes. Segment information with respect to revenues, assets and profits or losses attributable to each segment is contained in Note 3 to the audited consolidated financial statements contained below in Item 8. Our products include:

●	Action figures and accessories, including licensed characters based on the Nintendo®, Sonic the Hedgehog®, The SimpsonsTM and Apex Legends® franchises and our own proprietary brands including Creepy Crawlers®;

●	Toy vehicles, including Xtreme Power Dozer®, Xtreme Power Dump Truck®, XPV®, Road Champs®, Fly Wheels® and AirTitans® inflatable remote-control dinosaur;

●	Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Wish®, Disney Encanto®, Disney Moana 2, Disney ILY 4EVER™, Disney Frozen®, Disney Princess® and Minnie Mouse®, and infant and pre-school toys based on TV shows like PBS’s Daniel Tiger’s Neighborhood® as well as in-house brands such as Perfectly Cute® and collectable plush Ami Amis®;

●	Private label products developed exclusively for certain retail customers in various product categories;

●	Foot-to-floor ride-on products, including those based on BBC’s Bluey, Fisher-Price®, Nickelodeon®, and Hasbro® licenses and inflatable play environments, tents and wagons;

●	Role play, dress-up, pretend play and novelty products for boys and girls based on well-known brands and entertainment properties such as Disney Frozen®, Black & Decker®, Disney Princess®, and Disney Encanto®, as well as those based on our own proprietary brands;

●	Indoor and outdoor kids’ furniture, activity trays and tables and room décor, seasonal and outdoor products, including those based on Disney® characters, Nickelodeon® and Hasbro® licenses;

●	Halloween and everyday costumes for children and in some cases teens and adults based on licensed and proprietary non-licensed brands, including Super Mario Bros.®, Microsoft’s Halo®, Disney-Pixar Toy Story®, Harry Potter®, Minions®, Sesame Street®, Power Rangers®¸ PokemonTM, Hasbro® brands, Universal’s WickedTM and Disney Frozen®, Disney Princess® and related Halloween accessories;

●	Outdoor activity toys including ReDo Skateboard Co.® and junior sports toys including Sky Ball® hyper-charged balls, SportsZone™ sport sets and Wave Hoop® toy hoops marketed under our Maui® brand; and

●	Board games under the brand JAKKS Wild Games®, including Temple Raider®, K.O. Corral® and Galactic JAXX™.

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

Our Business Strategy

In addition to developing our own proprietary brands, properties and marks, licensing popular IP enables us to use these high-profile marks at a lower cost than we would incur if we purchased these marks or funded the development of comparable marks on our own. Beyond the investment profile, we have an appreciation of the challenges and expertise required to break through the noise in a world filled with high-budget, content-centric consumer choices either based on well-known pre-existing IP or the even higher hurdle to launch new IP in the current marketplace. By licensing IP and trademarks from world-class brand owners and content creators, we have access to a far greater range of marks than would be available for purchase. Licensors ultimately are responsible for the franchise management of their IP, and we by extension leverage their related investment in content and promotion, which we hope in turn will create a robust market for our related toy, consumer products and costume product lines. Licensors often also invest resources in engaging our largest customers directly to keep them aware of new initiatives and content to facilitate our sell-in of product. It also helps to credibly assure licensors that we will prioritize their brands, properties and IP rather than explicitly competing with them with a broad range of self-developed content-led offerings. We also license technology developed by unaffiliated inventors and product developers to enhance the design, innovation and functionality of our products.

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, value-oriented dollar stores, toy specialty stores and wholesalers. Our three largest customers are Target®, Walmart® and Amazon®, which accounted for 29.6%, 24.2% and 10.6%, respectively, of our net sales in 2024. No other customer accounted for more than 10% of our net sales in 2024.

Our Growth Strategy

Key elements of our growth strategy include:

● Expand Core Product Lines. We manage our existing and new brands through strategic product development initiatives, including introducing new products, modifying existing products and extending existing product lines to maximize their longevity and expand their retail channel reach. Our marketing teams and product designers strive to develop new products or product lines to offer added technological, aesthetic and functional improvements to our extensive portfolio.

● Enter New Product Categories. We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into several related categories by infusing additional technologies such as motion gaming and through the licensing of this category from our current licensors, such as Disney®. In recent years, we entered the skateboard space at a retailer’s request and have since expanded into related protective gear and accessories.

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

● Expand International Sales. We believe that non-US markets: Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2024, our sales generated outside the United States were approximately $146.0 million, or 21.1% of total net sales. In 2020, we migrated from a distributor model to selling direct in Spain, Italy, France and Mexico. Third-party distributors remain a core component of our international business, and we are constantly assessing how to expand our mutual businesses. We currently utilize warehouses in the United Kingdom, the Netherlands, Italy, Belgium and Spain (the latter two opened in 2024) to support sales expansion in Europe. We also have warehouse capacity in Mexico.

● Pursue Strategic Acquisitions. We have supplemented our internal growth with selected strategic acquisitions. Most of the product lines we market today were originally acquired via acquisition over the past 20+ years.

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

Furthermore, we cannot assure you that we can identify attractive acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect the results of our operations and our ability to sustain growth.

Finally, our acquisition strategy involves a number of risks, each of which could adversely affect our operating results, including difficulties in integrating acquired businesses or product lines, assimilating new facilities and personnel and harmonizing diverse business strategies and methods of operation, diversion of management attention from operation of our existing business, loss of key personnel from acquired companies, and failure of an acquired business to achieve targeted financial results.

Industry Overview

According to Toy Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by China, Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $28.3 billion in 2024. We believe the two largest United States toy companies, Hasbro® and Mattel®, along with The LEGO Group (headquartered in Denmark), collectively hold a dominant share of the U.S. toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement, expansion and re-introduction of previously established products and product lines.

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

Sales, Marketing and Distribution

We sell all our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, dollar stores, toy specialty stores and wholesalers. Our three largest customers are Target®, Walmart® and Amazon®, which accounted for 29.6%, 24.2% and 10.6%, respectively, of our net sales in 2024. No other customer accounted for more than 10% of our net sales in 2024. In 2023, our three largest customers, Target®, Walmart® and Amazon®, accounted for 30.3%, 20.8% and 10.5%, respectively, of our net sales. No other customer accounted for more than 10% of our net sales in 2023. We generally sell products to our customers on open account with payment terms typically varying from 30 to 90 days or, in some cases, pursuant to letters of credit. For sales outside of the United States, we may also purchase credit insurance to mitigate the risk, if any, of non-payment. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Walmart.com, Target.com and Amazon.com.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products to our customers, many of whom take title to the goods in China. These methods allow us to reduce certain operating costs and working capital requirements. We also contract the manufacture of certain products from Hong Kong Meisheng Cultural Company Limited (“Meisheng”), which involved payments to Meisheng of approximately $98.4 million and $75.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, Meisheng owns 4.8% of our outstanding common stock and until our 2024 annual meeting a designee of Meisheng was a member of our board of directors. A portion of our sales originate in the United States, so we hold certain inventory in a US warehouse and fulfillment facility. To date, a majority of all our sales has been to customers based in the United States. We intend to continue trying to expand distribution of our products into foreign territories and, accordingly, we have:

●	engaged representatives to oversee sales in certain foreign territories;

●	engaged distributors in certain foreign territories;

●	established direct relationships with retailers in certain foreign territories;

●	opened sales offices in Canada, Europe and Mexico;

●	opened distribution centers in the UK, the Netherlands, Italy, Belgium, Spain and Mexico.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $146.0 million, or 21.1% of our net sales in 2024 and approximately $153.7 million, or 21.6% of our net sales in 2023. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

We establish reserves for allowances provided to our customers, including discounts, pricing concessions, promotional allowances and allowances for anticipated breakage or defective product, at the time of shipment. The reserves are determined as a percentage of sales based upon either historical experience or upon estimates or programs agreed upon with our customers.

We obtain, directly, or through our sales representatives, orders for our products from our customers and arrange for the manufacture of these products as discussed below. Cancellations generally are made in writing, and we take appropriate steps to notify our manufacturers of these cancellations. We may incur costs or other losses because of cancellations.

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

We publicize and advertise our products online and on mobile devices, in trade and consumer magazines and other publications, market our products at international, national and regional toy and other specialty trade shows, conventions and exhibitions and carry on cooperative advertising programs with toy and mass market retailers and other customers which include the use of print, online, mobile and television ads and via in-store displays. We also produce and broadcast television commercials for several of our product lines, if we expect that the resulting increase in our net sales will justify the relatively high cost of television/media advertising.

Product Development

Each of our product lines has an in-house lead responsible for product development. The in-house lead identifies and evaluates inventor products and concepts and other opportunities to enhance or expand existing product lines or to enter new product categories. In addition, we create proprietary products to fully exploit our concept and character licenses. Although we have the capability to create and develop products from inception to production, we also use third-parties to provide a portion of the sculpting, sample making, illustration and package design required for our products to accommodate our increasing product innovations and introductions as well as accelerate our speed-to-market. Typically, the development process takes from nine to eighteen months from concept to production and shipment to our customers, but given our Company’s size and structure, we have demonstrated the ability to shrink that down to three to nine months successfully when the opportunity requires.

We employ a staff of product designers. We occasionally acquire other product concepts from unaffiliated third-parties. If we accept and develop a third-party’s concept for new toys, we generally pay a royalty on the sale of the toys developed from this concept, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to inventors and developers generally range from 1% to 5% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products.

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

Manufacturing and Supplies

Our products are currently produced by overseas third-party manufacturers, which we choose on the basis of quality, flexibility, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and the latest production technology. Substantially all of the manufacturing services performed overseas for us are paid for on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products from our manufacturers; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. The COVID-19 pandemic created some short-term delays as manufacturing capacity both dropped during the peak of the outbreak and then again was stretched when consumer demand for different categories of products spiked because of the unprecedented level of households operating under confined-to-home/social distancing guidelines. The lingering impact of the pandemic has created volatility in costs associated with the sourcing and importation of products, in particular due to changes in factor inputs (labor, oil) and market demand for services (transport). In addition, our third-party manufacturers have seen increases in foreign exchange rate exposure during this time. Currently, we have ongoing relationships with over 50 different manufacturers. We believe that alternative sources of supply are available to us although we cannot be assured that we can obtain adequate supplies of manufactured products on short notice in a cost neutral manner. We may also incur costs or other losses as a result of not placing orders consistent with our forecasts for products to be manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand.

Although we do not conduct the day-to-day manufacturing of our products, we are extensively involved in the design of product prototypes and production tools, dies and molds for our products and we seek to ensure quality control by actively reviewing the production process and testing the products produced by our manufacturers. We employ quality control inspectors who rotate among our manufacturers’ factories to monitor the production of substantially all our products. Some of our customers might also conduct their own product quality testing.

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not directly manufacture our products, we own the majority of the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dies and molds represent a substantial portion of our property and equipment with a net book value of $13.5 million and $13.7 million as of December 31, 2024, and 2023, respectively. Substantially all of these assets are located in China.

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

Competition

Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, wholly-owned brands and properties with high consumer awareness and appeal, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In many of our product lines we compete directly against one or both of two of the toy industry’s most dominant companies, Mattel® and Hasbro®. In addition, we compete in our Halloween costume lines with Rubies II®. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories.

Seasonality and Backlog

In 2024, 68.0% of our net sales were made in the second and third quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry and therefore it is also the least profitable quarter due to various fixed costs. Seasonality factors cause our operating results to fluctuate significantly from quarter to quarter. However, our outdoor/seasonal products are primarily sold in the spring and summer seasons, and our year-round costume business does ship most of its volume focused on consumer sales taking place just before Halloween at the end of October. Our results of operations may also fluctuate because of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the theatrical/entertainment-led releases of licensed brands, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher-priced toy products.

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

Government and Industry Regulation

Our products are subject to the provisions of the Consumer Product Safety Act (“CPSA”) as amended by the Consumer Product Safety Improvement Act (“CPSIA”), the Federal Hazardous Substances Act (“FHSA”), the Flammable Fabrics Act (“FFA”) and regulations promulgated thereunder. Additionally, our products may be subject to various other regulations in the United States, European Union, and other jurisdictions. The CPSIA, FHSA, and FFA are administered by the United States Consumer Products Safety Commission (“CPSC”) which requires independent third-party testing by accredited laboratories of products we sell in the United States. Failure to comply with such requirements can result in the CPSC banning such products.  The CPSC also may require the recall to repair and/or repurchase by the manufacturer of articles that it deems noncompliant. Similar laws exist in some states and cities and in various international markets. We maintain a quality control program designed to reasonably ensure compliance with all applicable laws.

Human Capital

Our success comes from recruiting, retaining and motivating talented individuals around the world. JAKKS Pacific, Inc. continuously strives to create a safe, healthy, productive and harmonious work environment.

As of December 31, 2024, we had approximately 680 employees (including temporary and seasonal employees) working in over 10 countries worldwide to create innovative products and experiences that inspire, entertain, and develop children through play, with approximately 320 employees (47% of the total workforce) located outside the U.S.

Employee Engagement

One of our main focuses is employee retention. We empower our management to identify top performers and mentor them. We encourage all employees to take advantage of in-house and external training programs and continuing education. Our Human Resources department has an open-door policy that encourages employees to seek career advancement advice. We hold various events and workshops throughout the year and employees are encouraged to voice any concerns and/or to bring forth their ideas and suggestions.

Culture and Environment

We are dedicated to developing and maintaining a workplace culture that celebrates and values the unique contributions of every individual.

Our organization’s ethos is significantly shaped by the collective blend of distinct perspectives, life journeys, expertise, creativity, innovative thinking, self-expression, exceptional skills, and talents that our team members bring to their roles.

We wholeheartedly welcome and encourage the rich tapestry of differences among our employees. This includes, but is not limited to, variations in age, skin tone, physical and cognitive abilities, ethnic background, family composition, gender identity or expression, linguistic heritage, national origin, political views, racial identity, religious beliefs, sexual orientation, socio-economic background, military service history, and other personal characteristics.

Our initiatives to promote a varied and representative workforce encompass a wide range of practices and policies. These include, but are not limited to, our approaches to recruitment and hiring, compensation packages and benefits, professional growth opportunities and training programs, as well as our processes for internal promotions and transfers.

Training and Development

We take pride in offering the opportunity for employees to continuously learn and to grow their careers. Annually, employees are offered various types of training and the opportunity to continue their education. This includes both online and instructor-led training covering a variety of topics ranging from career-related, to federally- and locally-mandated, to JAKKS Pacific, Inc. Company policy, to financial services and health/wellness-related. Nearly all employees take advantage of some if not all of these optional learning opportunities.

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

Any or all the foregoing factors may adversely affect our business, results of operations and financial condition.

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

●	Some of our licenses are restricted in terms of use and include other restrictive provisions.

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

●	New licenses can be difficult and expensive to obtain and, in some cases, retain.

Our continued success will substantially depend upon our ability to maintain existing relevant and obtain new additional licenses. Intense competition exists for desirable licenses in our industry. We cannot assure you that we will be able to secure or renew significant licenses on terms acceptable to us. In addition, as we add licenses, the need to fund additional capital expenditures, royalty advances and guaranteed minimum royalty payments may strain our cash resources. Often, licensors require cash advance payments upon signing agreements against future minimum royalty obligations, which requires us to pay out cash several quarters prior to our ability to ship, invoice and ultimately collect revenue from the related product sales. In addition, there might be licensor or consumer expectations that certain toy products contain music or musical elements related to the original entertainment. Those music rights must be separately acquired at additional expense, and as a result can adversely affect our profitability and competitiveness at retail.

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

The success of many of our character-related and theme-related products depends upon the popularity of characters in movies, television programs, live sporting exhibitions, and other media and events. By extension, any sudden disruption in that calendar can have negative repercussions for our business, both in terms of recouping our investments to date, as well as monetizing those investments at the profit margins we have planned. As we have a 9-18-month concept-to-market timeline depending on the product category, there is a degree of exposure given our dependence on third parties to adhere to their planned schedules. We cannot assure you that:

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

Our failure to achieve any or all the foregoing benchmarks may cause the infrastructure of our operations to fail, thereby adversely affecting our business, results of operations and financial condition.

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

Our three largest customers, Target®, Walmart® and Amazon®, accounted for 64.4% of our net sales in 2024. Except for outstanding purchase orders for specific products, we do not have written contracts with, or commitments from, any of our customers, and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers would adversely affect our business, results of operations and financial condition. In addition, pressure by large customers seeking price reductions, financial incentives and changes in other terms of sale or for us to bear the risks and the cost of importing and carrying inventory could also adversely affect our business, results of operations and financial condition.

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

We have entered into an At the Market Issuance Sales Agreement (“ATM Agreement”), pursuant to which we may issue, from time to time, up to $75.0 million of common stock, in one or more offerings in amounts, prices and at terms that we will determine at the time of the offering. Any such sale of common stock will dilute our other equity holders and may adversely affect the market price of the common stock. Under our currently existing ATM Agreement with B. Riley, as of March 6, 2025, we have not sold any shares of our common stock.

We have an effective shelf registration statement pursuant to which we may offer and sell, from time to time, securities, which may adversely affect the price of our Common Stock.

We have on file with the SEC an effective registration statement pursuant to which we may issue, from time to time, up to $150 million of securities (which will be reduced by any amount of securities sold pursuant to the ATM Agreement) consisting of, or any combination of, common stock, preferred stock, debt securities, warrants, rights and/or units, in one or more offerings in amounts, prices and at terms that we will determine at the time of the offering. Any such sale of stock or convertible securities will, or have the potential to, dilute our other equity holders and may adversely affect the market price of the common stock. As of March 6, 2025, we have not sold any securities pursuant to our shelf registration statement.

We depend upon our Chief Executive Officer and any loss or interruption of his services could adversely affect our business, results of operations and financial condition.

Our success has been largely dependent upon the experience and continued services of Stephen G. Berman, our Chairman and Chief Executive Officer. Though Mr. Berman is under contract through March 2029, we cannot assure you that we would be able to find an appropriate replacement for Mr. Berman should the need arise, and any loss or interruption of the services of Mr. Berman could adversely affect our business, results of operations and financial condition.

Market conditions and other third-party conduct could negatively impact our margins and the implementation of other business initiatives.

Economic conditions, such as decreased consumer confidence, inflation or a recession, may adversely impact our business, results of operations and financial condition. In addition, general economic conditions were significantly and negatively affected by the September 11th terrorist attacks and could be similarly affected by any future attacks. The COVID-19 pandemic had a negative impact to our business in 2020 by disrupting consumer behavior, spending patterns and ultimately the play patterns and events that often motivate purchases of our products. Furthermore, restrictions on nearly all of our customers’ operating hours in 2020 at one point in the year or another limited consumers’ ability to discover our products through traditional in-store browsing and unplanned purchases. Continuation of such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could further adversely affect our sales and profitability. Other conditions, such as the unavailability of electronic components or other raw materials, for example, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Interruptions and delays in the availability of raw materials and finished goods could result from labor stoppages and strikes, the occurrence or threat of wars or similar conflicts, trade restrictions, and severe or unexpected weather conditions and other factors, any of which could adversely affect our business and the results of our operations. Significant and sustained increases in the price of oil, for example, could adversely impact the cost of the raw materials used in the manufacture of certain of our products, such as plastic, as well as ocean and over-the-road shipping costs. Increases in the costs of raw materials and shipping and other transportation costs and delays in the delivery of finished goods, if not offset by higher prices, could adversely impact our sales. Further, actions US trade authorities have taken, and/or may take, around tariffs and related trade policies and the associated uncertainty of how such actions may be implemented add instability to our supply-chain. Our ability to offer products at the same levels of margins our customers have grown to expect and the same level of price-value our consumers have come to expect may be impeded as a result.

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

The COVID-19 virus was ultimately declared a global pandemic by the World Health Organization and spread throughout the world, including the United States, resulting in emergency measures, including travel bans, closure of retail stores, and restrictions on gatherings of more than a maximum number of people. These outbreaks are disruptive to local economies and commercial activity and create downward pressure on our ability to make our product line available to consumers or for consumers to purchase our products, even if our products are available. Despite the experience of COVID-19, we cannot be assured that some future potential health-related event will not appear and be just as, or even more, disruptive to our business. By extension it is difficult to quantify the extent of the impact this type of disease would have on our sales, net income and cash flows, but it could be quite significant.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday shopping season. This seasonality is exacerbated by retailers’ shifting inventory management techniques.

Sales of our products at retail are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. Further, e-commerce is growing significantly and accounts for a higher portion of the ultimate sales of our products. E-commerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional brick-and-mortar retailers. As a result, customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. For our products, a majority of retail sales for the entire year generally occur in the fourth quarter, close to the holiday season. In addition, our FOB business model means that our sale takes place in conjunction with the shipping of our product out of Mainland China extending the time a customer needs to import the product into their respective country. As a consequence, the majority of our sales to our customers occur in the second and third quarters. The level of inventory carried by retailers may also reduce or delay retail sales resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional products to fully meet consumer demand. Additionally, the logistics of supplying more and more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules and quality control, which also may reduce our sales and harm our results of operations. This seasonal pattern requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season, and it requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that exceed consumer demand. Our failure to accurately predict and respond to consumer demand, resulting in under-producing popular items and/or overproducing less popular items, could significantly reduce our total sales, negatively impact our cash flows, increase the risk of inventory obsolescence, and harm our results of operations and financial condition. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods, during the critical months leading up to the holiday shopping season.

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

We do not have long-term contracts with our third-party manufacturers. Although we believe we could secure other third-party manufacturers to produce our products, our operations would be adversely affected if we suddenly lost our relationship with any of our current suppliers or if our current suppliers’ operations or sea or air transportation with our overseas manufacturers were disrupted or terminated even for a relatively short period of time. Our tools, dies and molds are located at the facilities of our third-party manufacturers. Although we own the majority of those tools, dies and molds, our ability to retrieve them and move them to a new manufacturer in a cost-neutral manner might be limited by lack of manufacturing equipment compatibility.

Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay our third-party manufacturers for products, depending upon what they pay for their raw materials. We may also incur costs or other losses as a result of not placing orders consistent with our forecasts for products manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. In the event that some unexpected shock to the market (like the COVID-19 pandemic or a sudden trade war) were to suddenly drastically change demand or costing for product anticipated to be procured from our third-party manufacturers, we may incur some costs relating to raw materials they have ordered on our behalf, and/or finished goods that were not shipped due to last-minute cancelled orders from our customers buying FOB from China.

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

The toy industry is highly competitive. Globally, certain of our competitors have financial and strategic advantages over us, including:

●	greater financial resources;

●	larger sales, marketing and product development departments;

●	stronger brand name recognition and/or well-established owned brands/trademark;

●	broader international sales and marketing infrastructure;

●	greater financial resources derived by higher-margin, higher-growth ancillary (non-toy) businesses;

●	lower overhead costs due to operating as a privately-owned company;

●	longer operating histories; and

●	greater economies of scale, inclusive of purchasing power and leverage of their investments across a range of areas, inclusive but not limited to research, technology, data analytics and strategic sourcing.

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

Our corporate headquarters, distribution center and information technology systems are in Santa Monica and the City of Industry, California, and most of our U.S.-based staff lives in Southern California. If we encounter any disruptions to our operations within these buildings, or if they were to shut down for any reason, including by earthquake, fire or other natural disaster, or as a result of another pandemic, then we may be prevented from effectively operating, shipping and processing our merchandise. Furthermore, the risk of disruption or shut down at these buildings and/or within the Southern California community is greater than it might be if they were in another region as Southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shut down at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations. In addition, it is possible that our business operations will be adversely impacted by future climate changes, albeit in ways we cannot predict or quantify at this time.

We have substantial sales and manufacturing operations outside of the United States, subjecting us to risks common to international operations.

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 21.1% of our net sales for the year ended December 31, 2024, and approximately 21.6% of our net sales for year ended December 31, 2023. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we use third-party manufacturers, located principally in China, and are subject to the risks normally associated with operations, including:

●	currency conversion risks and currency fluctuations;

●	limitations, including taxes, on the repatriation of earnings;

●	political instability, including wars and civil unrest, and economic instability;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

●	complications in complying with laws in varying jurisdictions and changes in governmental policies;

●	greater difficulty and expenses associated with recovering from natural disasters, such as earthquakes, hurricanes and floods;

●	transportation delays and interruption, inclusive of raw material’s sourcing to our third-party manufacturers as well as finished goods delivery through to our customers and ultimate consumers;

●	work stoppages;

●	trade wars in general and the potential imposition of tariffs specifically; and

●	the pricing of intercompany transactions may be challenged by taxing authorities in both foreign jurisdictions and the United States, with potential increases in income and other taxes.

Our reliance upon external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary, but not in a cost-neutral manner. However, if we were prevented from obtaining products or components for a material portion of our product line due to regulatory, political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. Also, the imposition of trade sanctions by the United States against a class of products imported by us from, or the loss of “normal trade relations” status by China could significantly increase our cost of products imported from that nation. Because of the importance of international sales and international sourcing of manufacturing to our business, our results of operations and financial condition could be significantly and adversely affected if any of the risks described above or similar type of risks were to occur.

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

Our business is subject to various laws, including the Federal Hazardous Substances Act, the Consumer Product Safety Act, the Flammable Fabrics Act and the rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (“CPSC”), which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair or replace these products under certain circumstances. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

●	product liability claims;

●	loss of sales;

●	diversion of resources;

●	damage to our reputation;

●	loss of licensed rights;

●	removal of our products from the market and/or destruction of existing inventory and/or write-off of existing-related tooling.

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

Restructuring our workforce can be disruptive and harm the results of our operations and financial condition.

We have in the past restructured or made other adjustments to our workforce in response to the economic environment, performance issues, acquisitions, and other internal and external considerations. Restructurings can among other things result in a temporary lack of focus, reductions in net sales and reduced productivity. In addition, we may be unable to realize the anticipated cost savings from our previously announced restructuring efforts or may incur additional and/or unexpected costs to realize the anticipated savings. The amounts of anticipated cost savings and anticipated expenses-related restructurings are based on our current estimates, but they involve risks, uncertainties, assumptions and other factors that may cause actual results, performance or achievements to be materially different from those previously planned. These impacts, among others, could occur in connection with previously announced restructuring efforts, or related to future acquisitions and other restructurings and, as a result, our results of operations and financial condition could be negatively affected.

The inability to successfully defend claims from taxing authorities or the adoption of new tax legislation could adversely affect the results of our operations and financial condition.

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those jurisdictions. Due to the complexity of tax laws in those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from tax authorities related to these differences could have an adverse impact on the results of our operations and financial condition. In addition, legislative bodies in the various countries in which we do business may from time to time adopt new tax legislation that could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to sustain or manage our product line growth, which may prevent us from increasing our net revenues.

Historically, we experienced growth in our product lines through acquisitions of businesses, products and licenses. This growth in product lines has contributed significantly to our total revenues over the years. Even though we have had no significant acquisitions since 2012, comparing our future period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure that we will be able to experience growth in, or maintain our present level of, net sales.

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

Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party provider, such measures cannot provide absolute security. If our systems or our third-party service providers’ systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, human error, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, we could experience delays or decreases in product sales, and reduced efficiency of our operations. Additionally, any of these events could lead to violations of continually evolving privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose us to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect our business and cause us to incur significant losses and remediation costs.

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

We cannot assure you that we can identify attractive acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect our results of operations and our ability to sustain growth. Our acquisition strategy involves several risks, each of which could adversely affect our operating results, including:

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

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be evaluated for impairment at least annually. At December 31, 2024, $35.1 million, or 7.9% of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm the results of our operations. We did not record any goodwill impairment charges during 2024, 2023 or 2022. In the future, if we do not maintain our profitability and growth targets, the carrying value of our goodwill may become impaired, resulting in impairment charges.

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

JAKKS has implemented cybersecurity policies, processes and procedures to aid in the identification, protection, detection of cyber related issues, and the response to and recovery from cybersecurity breaches. A summary of the principal activities JAKKS has undertaken to strengthen its cybersecurity posture and mitigate its cybersecurity risks:

●	A subcommittee of the Board of Directors has been established to oversee and manage the company’s risk, response, and recovery policies, processes, and procedures related to, and stemming from, cyber-related issues;

●	Purchased cybersecurity risk insurance to protect against potential losses arising from a cybersecurity incident;

●	Implementation of quarterly vulnerability and penetration tests to identify, and if necessary, remediate, any potential risk to the organization;

●	Engaged two (2) third-party service providers to continuously monitor JAKKS systems for anomalous activity (24 hours a day, 365 days a year);

●	Conduct disaster recovery exercise on a yearly basis;

●	Implemented a revised and updated phishing email training program; and

●	Retained a consultant to act as the Company’s Virtual Chief Information Security Officer (VCISO), who has more than 20 years of experience in various cybersecurity roles (e.g., managing information security, developing cybersecurity strategies, implementing cybersecurity and incident response programs, etc.) to oversee the implementation and performance of the Company’s cybersecurity program.

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

Item 2. Properties

The following is a listing of the principal leased offices maintained by us as of March 6, 2025

		Approximate	Lease Expiration
Property	Location	Square Feet	Date
US
Distribution Center	City of Industry, California	800,000	August 31, 2029
Disguise Office	Poway, California	24,200	June 30, 2028
Corporate Headquarters/Showroom	Santa Monica, California	65,858	January 31, 2029

International
Europe Office	Bracknell, United Kingdom	8,957	January 19, 2027
Hong Kong Headquarters	Kowloon, Hong Kong	18,500	June 30, 2025
Italy Office and Warehouse	Piacenza, Italy	26,189	August 31, 2029

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

Security Holders

To the best of our knowledge, as of February 18, 2025, there were 48 holders of record of our common stock.

Dividends

The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations and may be subject to certain restrictions under our credit facility. No dividends were declared or paid in 2024. However, on February 20, 2025, we issued a press release announcing that our Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend will be payable on March 31, 2025 to shareholders of record at the close of business on March 3, 2025.

Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2024, for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights; and

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (c)
Equity compensation plans approved by security holders	—	—	1,793,551
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,793,551

Equity compensation plans approved by our stockholders consist of the 2002 Stock Award and Incentive Plan. An additional 1.0 million, 1.0 million, 3.6 million, 2.5 million and 1.4 million shares were added to the number of total issuable shares under the Plan and approved by the Board in 2023, 2021, 2019, 2017, and 2013, respectively. Additionally, no shares subject to restricted stock awards and no stock options remained unvested and no restricted stock awards and no stock options have been issued as of December 31, 2024. Disclosures with respect to equity issuable to certain of our executive officers pursuant to the terms of their employment agreements are disclosed below under Item 11.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities in the fourth quarter of 2024.

Issuer Unregistered Sale of Equity Securities

There were no issuer sales of unregistered equity securities in the fourth quarter of 2024.

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

Royalties. We enter into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. These agreements may call for payment in advance or future payment of minimum guaranteed amounts. Amounts paid in advance are recorded as an asset and charged to expense when the related revenue is recognized in the consolidated statements of operations. If all or a portion of the minimum guaranteed amounts appear not to be recoverable through future use of the rights obtained under the license, the non-recoverable portion of the guaranty is charged to expense at that time. On a quarterly basis, we evaluate the recoverability of minimum guarantee amounts based on forecast revenues to be received for the products and record a shortfall reserve for expected unrecoverable amounts. If our actual revenue generated differs from our projections, the recoverability of our minimum guarantees would be impacted and could materially affect key financial measures, including gross profit, net income and prepaid assets.

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

In instances where the determination of the fair value measurement is based upon inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based upon the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability (see Item 8 “Consolidated Financial Statements and Supplementary Data Note 15 - Fair Value Measurements” for further information).

Reserve for Inventory Obsolescence. We value our inventory at the lower of cost or net realizable value. Based upon consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

Failure to accurately predict and respond to consumer demand could result in us under-producing popular items or over-producing less popular items. Furthermore, significant changes in demand for our products would impact management’s estimates in establishing our inventory provision.

Management’s estimates are monitored on a quarterly basis, and a further adjustment to reduce inventory to its net realizable value is recorded as an increase in the cost of sales when deemed necessary under the lower of cost or net realizable value standard. Significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, net income and inventories.

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

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2024, our income tax reserves were approximately $3.2 million and relate to federal and state income taxes.

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

Recent Accounting Pronouncements.

See Item 8 “Consolidated Financial Statements and Supplementary Data Note 2 - Summary of Significant Accounting Policies.”

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. A discussion of the operating results for 2023 can be found in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 15, 2024, in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

	Year Ended December 31,
	2024	2023
Net sales	100.0%	100.0%
Less: Cost of sales
Cost of goods	52.3	50.9
Royalty expense	15.5	16.5
Amortization of tools and molds	1.4	1.2
Cost of sales	69.2	68.6
Gross profit	30.8	31.4
Direct selling expenses	5.8	5.2
General and administrative expenses	19.2	17.8
Depreciation and amortization	0.1	0.1
Selling, general and administrative expenses	25.1	23.1
Income from operations	5.7	8.3
Loss from joint ventures	—	(0.1)
Other income (expense), net	0.1	0.1
Change in fair value of preferred stock derivative liability	—	(1.1)
Loss on debt extinguishment	—	(0.1)
Interest income	0.1	0.2
Interest expense	(0.2)	(0.9)
Income before provision for income taxes	5.7	6.4
Provision for income taxes	0.8	1.0
Net income	4.9	5.4
Net income attributable to JAKKS Pacific, Inc.	4.9%	5.4%
Net income attributable to common stockholders	5.1%	5.2%

The following table summarizes, for the periods indicated, certain statement of operations data by segment (in thousands).

	Year Ended December 31,
	2024	2023
Net Sales
Toys/Consumer Products	$570,018	$580,686
Costumes	121,024	130,871
	691,042	711,557
Cost of Sales
Toys/Consumer Products	389,534	388,260
Costumes	88,487	99,944
	478,021	488,204
Gross Profit
Toys/Consumer Products	180,484	192,426
Costumes	32,537	30,927
	$213,021	$223,353

Comparison of the Years Ended December 31, 2024 and 2023

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $570.0 million in 2024, compared to $580.7 million in 2023, representing a decrease of $10.7 million, or 1.8%. The decrease in net sales was primarily due to lower sales in the 1-2% range in each of our Dolls, Role Play and Dress Up Division, Action Play & Collectibles Division and Seasonal Division. Movie properties such as Sonic the Hedgehog 3 and Disney’s Moana 2 helped sales in 2024, but were offset by lower shipping from prior year movie properties such as The Super Mario Bros. Movie, Disney’s The Little Mermaid, Disney’s Wish and Disney’s Encanto.

Costumes. Net sales of our Costumes segment were $121.0 million in 2024, compared to $130.9 million in 2023, representing a decrease of $9.9 million, or 7.6%. The decrease in net sales was primarily driven by US customers recalibrating their order levels down based on Halloween 2023 sell-through. Despite the lower sales in the US, our International sales grew in 2024 to the highest year ever.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $389.5 million, or 68.3% of related net sales in 2024 compared to $388.3 million, or 66.9% of related net sales in 2023 representing an increase of $1.2 million or 0.3%. Although royalty rates were lower year-over-year, the increase in the cost of sales percentage of net sales, year-over-year is due to higher inventory obsolescence costs.

Costumes. Cost of sales of our Costumes segment was $88.5 million, or 73.1% of related net sales for 2024 compared to $99.9 million, or 76.3% of related net sales for 2023 representing a decrease of $11.4 million, or 11.4%. The year-over-year decrease in dollars is directly attributable to lower volume. The decrease in percent of net sales is attributable lower royalty expense due to lower royalty guarantee shortfalls and marginal improvements in product cost of goods attributable to mix and design for improved margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $173.3 million in 2024 and $164.2 million in 2023, constituting 25.1% and 23.1% of net sales, respectively. Selling, general and administrative expenses increased from the prior year primarily driven by higher media costs, product development expenses and employee compensation.

Loss on Debt Extinguishment

In 2023, we recognized a loss on debt extinguishment of $1.0 million in connection with the extinguishment of the 2021 BSP Term Loan in June 2023.

Change in fair value of the preferred stock derivative liability

The change in fair value of the preferred stock derivative liability for year ended December 31, 2024, was nil, as the Company had redeemed all the outstanding preferred shares on March 11, 2024. The change in fair value for the year ended December 31, 2023, was $8.0 million reflecting the results of the fair value estimation driven mainly by the accrual of dividends and changes in unobservable inputs such as discount rate and change-in-control-assumptions.

Interest Income

Interest Income was $0.8 million for the year ended December 31, 2024, as compared to $1.3 million in the prior year period. Interest income earned is primarily due to the Company’s money market investments.

Interest Expense

Interest expense was $1.1 million for the year ended December 31, 2024, as compared to $6.5 million in the prior year period. In 2024, we recorded interest expense of $1.1 million related to our revolving credit facility. In 2023, we recorded interest expense of $3.2 million related to our 2021 BSP Term Loan, $0.7 million related to our revolving credit facility and $2.6 million related to other borrowing costs.

Provision for Income Taxes

During 2024, our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $5.5 million, or an effective tax rate of 13.9%. The 2024 tax expense included a discrete tax benefit of $1.4 million primarily comprised of return to provision adjustments. Absent these discrete tax benefits, our effective tax rate for 2024 was 17.4%, primarily due to taxes on federal, state, and foreign income.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. Based on our evaluation of all positive and negative evidence, as of December 31, 2024, a valuation allowance of $0.7 million has been recorded against the deferred tax assets that more likely than not will not be realized. The net deferred tax asset change of $2.3 million consists of the net deferred tax asset changes in the US and foreign jurisdictions, where we are in a cumulative income position.

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

The suggestion that the U.S. will take unilateral action to impose tariffs on products imported from China creates significant uncertainty about our ability to source products with a cost structure consistent with our recent history. The additional suggestion that the U.S. will take unilateral action to impose tariffs on products imported from Canada and/or Mexico also creates significant uncertainty about which additional markets could be targeted for new tariffs. It also increases the possibility that markets outside the U.S. could institute retaliatory tariffs that would ultimately increase the cost of our doing business in those markets where we import product. In addition, our customer base may face significant increased costs in importing our product from Hong Kong into their home markets. In the event our customers choose to raise consumer prices to offset these costs, negative consumer reaction could substantially reduce unit demand for our product line, and by extension lower sales. Lower sales could negatively impact our profitability and cash flows.

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

	2024				2023
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net Sales	$90,076	$148,619	$321,606	$130,741	$107,484	$166,933	$309,744	$127,396
As a % of full year	13.0%	21.6%	46.5%	18.9%	15.1%	23.5%	43.5%	17.9%
Gross profit	$21,052	$47,585	$108,831	$35,553	$31,437	$51,198	$106,985	$33,733
As a % of full year	9.9%	22.3%	51.1%	16.7%	14.1%	22.9%	47.9%	15.1%
As a % of net sales	23.4%	32.0%	33.8%	27.2%	29.2%	30.7%	34.5%	26.5%
Income (loss) from operations	$(21,324)	$7,643	$68,083	$(14,718)	$(4,400)	$16,448	$62,399	$(15,340)
As a % of full year	(53.7)%	19.2%	171.6%	(37.1)%	(7.4)%	27.8%	105.6%	(26.0)%
As a % of net sales	(23.7)%	5.1%	21.2%	(11.3)%	(4.1)%	9.9%	20.1%	(12.0)%
Income (loss) before provision for (benefit from) income taxes	$(20,953)	$7,547	$67,697	$(14,559)	$(6,701)	$7,660	$60,502	$(16,515)
As a % of net sales	(23.3)%	5.0%	21.0%	(11.2)%	(6.3)%	4.6%	19.5%	(13.0)%
Net income (loss)	$(14,225)	$5,266	$52,272	$(9,113)	$(5,318)	$6,182	$48,121	$(10,872)
As a % of net sales	(15.8)%	3.5%	16.3%	(7.0)%	(5.0)%	3.7%	15.5%	(8.5)%
Net income (loss) attributable to non-controlling interests	$280	$—	$—	$—	$(5)	$(273)	$(11)	$(4)
As a % of net sales	0.3%	—%	—%	—%	—%	(0.2)%	—%	—%
Net income (loss) attributable to JAKKS Pacific, Inc.	$(14,505)	$5,266	$52,272	$(9,113)	$(5,313)	$6,455	$48,132	$(10,868)
As a % of net sales	(16.1)%	3.5%	16.3%	(7.0)%	(5.0)%	3.9%	15.5%	(8.5)%
Net income (loss) attributable to common stockholders	$(13,175)	$5,266	$52,272	$(9,113)	$(5,680)	$6,082	$47,754	$(11,252)
As a % of net sales	(14.6)%	3.5%	16.3%	(7.0)%	(5.3)%	3.6%	15.4%	(8.8)%
Diluted earnings (loss) per share	$(1.27)	$0.47	$4.64	$(0.83)	$(0.58)	$0.58	$4.53	$(1.12)
Weighted average shares and equivalents outstanding	10,354	11,245	11,275	11,008	9,871	10,532	10,542	10,084

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Liquidity and Capital Resources

As of December 31, 2024, we had working capital of $119.3 million compared to $106.1 million as of December 31, 2023.

Operating activities provided net cash of $38.9 million in 2024 and $66.4 million in 2023. The decrease in cash flows provided by operating activities, year-over-year, was primarily due to a lower net income and higher working capital usage, partially offset by higher non-cash charges related to valuation adjustments for our preferred stock derivative liability and an increase in deferred income tax assets due to inventory cost and other expense capitalization matters, both in 2023. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for products manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 25% payable on net sales of such products. As of December 31, 2024, these agreements required future aggregate minimum royalty guarantees of $74.6 million, exclusive of $0.9 million in advances already paid. Of this $74.6 million future minimum royalty guarantee, $53.7 million is due over the next twelve months.

Investing activities used net cash of $12.9 million and $8.9 million for the years ended December 31, 2024 and 2023, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Financing activities used net cash of $26.9 million in 2024 and $72.3 million in 2023. The cash used in 2024 primarily consists of the cash portion for the redemption of the Series A Preferred stock of $20 million and the repurchase of common stock for employee tax withholding of $6.9 million. The cash used in 2023 primarily consists of the repayment of our 2021 BSP Term Loan of $69.2 million and the repurchase of common stock for employee tax withholding of $3.1 million.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2024 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Operating leases	$11,702	$15,935	$15,832	$15,823	$6,715	$36	$66,043
Minimum guaranteed license/royalty payments	53,682	18,757	2,170	—	—	—	74,609
Employment contracts	6,864	4,406	—	—	—	—	11,270
Total contractual cash obligations	$72,248	$39,098	$18,002	$15,823	$6,715	$36	$151,922

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of our income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated (see Item 8 “Consolidated Financial Statements and Supplementary Data Note 12 - Income Taxes” for further explanation of our uncertain tax positions).

As of December 31, 2024, we had no outstanding indebtedness under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $4.4 million in letters of credit. In June 2023 we had fully paid off our first-lien secured term loan (the “2021 BSP Term Loan Agreement”).

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

We were in compliance with the financial covenants under the JPMorgan ABL Agreement as of December 31, 2024.

(See Item 8 “Consolidated Financial Statements and Supplementary Data, Note 9 – Debt and Note 10 – Credit Facilities” for additional information pertaining to our Debt and Credit Facilities.)

As of December 31, 2024 and 2023, we held cash and cash equivalents, including restricted cash, of $70.1 million and $72.6 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States, in various foreign subsidiaries totaled $16.5 million and $21.5 million as of December 31, 2024 and 2023, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of December 31, 2024.

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

As of December 31, 2024, off-balance sheet arrangements include letters of credit issued by JPMorgan of $4.4 million.

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

As of March 6, 2025, we have not sold any shares of common stock under the ATM Agreement.

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

As of March 6, 2025, we have not sold any securities pursuant to our shelf registration statement.

The nature of our business is several factors influence the price we offer product to our customers, and by extension they sell to our end customer. Our products are manufactured by third-party vendors who deal with increases in labor rates as a normal course of their respective businesses. The costing of the plastic components of our toys can be sensitive to sudden swings in oil prices. Currency exchange can also create a degree of volatility, although the majority of our products are sourced in USD or Hong Kong dollars. Increased volumes ideally generate increased scale at various points in the value chain. Often times, in the toy industry when cost pressures result in price increases, the development teams will reengineer subsequent year refreshes to cost-reduce the items down to support traditional price points and preserve historical margins. With those considerations in mind as well as others, during the last three fiscal years ending December 31, we do not believe that inflation has had a material impact on our net sales and income from continuing operations.

Exchange Rates

Sales from our United States and Hong Kong operations are denominated in U.S. dollars and our manufacturing costs are denominated in either U.S. or Hong Kong dollars. Local sales (other than in Hong Kong) and operating expenses of our operations in Hong Kong, the United Kingdom, Germany, the Netherlands, France, Italy, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the various exchange rates against the U.S. dollar may positively or negatively affect our operating results. We cannot assure you that the exchange rate between the United States and other currencies will not have a material adverse effect on our business, financial condition or results of operations.

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

Effective March 16, 2023, borrowings under our JPMorgan ABL Facility bear interest at either (i) SOFR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). Borrowings under the JPMorgan ABL Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the twelve-month period ended December 31, 2024, the maximum amount borrowed under the revolving credit facility was $36 million and the average amount of borrowings outstanding was $5.6 million. As of December 31, 2024, the amount of total borrowings outstanding under the revolving credit facility was nil.

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

Shareholders and Board of Directors

JAKKS Pacific, Inc.

Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 6, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Cost of Sales for Royalties and Related Liabilities

As described in Notes 2, 8 and 16 of the consolidated financial statements, the Company enters into various license agreements whereby the Company uses certain characters and intellectual properties in conjunction with its products. For the year ended December 31, 2024, the cost of sales related to license agreement royalties was $106.8 million. As of December 31, 2024, accrued royalties were $25.9 million.

We identified the cost of sales for royalties and related liabilities as a critical audit matter. The royalty expense calculation includes multiple variables based on various license agreements, including amended and renewed license agreements, and a significant volume of underlying data. The cost of sales for royalties and related liabilities requires judgment to evaluate management’s forecasts, including assessing the Company’s ability to fully utilize minimum guaranteed royalties. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of management’s forecasts, which included: (i) obtaining an understanding of management’s process for developing forecasts, (ii) comparing prior period forecasts to actual results, (iii) assessing the Company’s ability to meet its future guarantees at the license agreement level and (iv) evaluating the impact of alternative assumptions on the measurement and comparing to management’s estimate.

●	Assessing management’s projections in the context of other audit evidence obtained during the audit and historical performance to determine whether it was contradictory to the conclusion reached by management.

●	Testing the cost of sales for royalties and related liabilities by (i) evaluating the reasonableness of royalties based on existing, amended, and renewed license agreements during the year, (ii) testing the activity of selected royalty contracts.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2006.

Los Angeles, California

March 6, 2025

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets	(In thousands, except per share data)
Current assets
Cash and cash equivalents	$69,936	$72,350
Restricted cash	201	204
Accounts receivable, net of allowance for credit losses of $4,919 and $3,743 in 2024 and 2023, respectively	131,629	123,797
Inventory	52,780	52,647
Prepaid expenses and other assets	14,141	6,374
Total current assets	268,687	255,372
Property and equipment
Office furniture and equipment	10,049	8,852
Molds and tooling	125,618	120,396
Leasehold improvements	6,956	6,708
Total	142,623	135,956
Less accumulated depreciation and amortization	126,981	121,357
Property and equipment, net	15,642	14,599
Operating lease right-of-use assets, net	53,254	23,592
Other long-term assets	1,781	2,162
Deferred income tax assets, net	70,394	68,143
Goodwill	35,111	35,083
Total assets	$444,869	$398,951
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$42,560	$42,177
Accounts payable - Meisheng (related party)	13,461	12,259
Accrued expenses	48,456	45,102
Reserve for sales returns and allowances	35,817	38,531
Income taxes payable	1,035	3,785
Short-term operating lease liabilities	8,091	7,380
Total current liabilities	149,420	149,234
Long-term operating lease liabilities	48,433	16,666
Accrued expenses – long term	2,563	3,746
Preferred stock derivative liability	—	29,947
Income taxes payable	3,620	3,245
Total liabilities	204,036	202,838
Commitments and contingencies (Note 16)
Preferred stock accrued dividends, $0.001 par value; 5,000,000 shares authorized; nil and 200,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	5,992

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,025,582 and 10,096,197 shares issued and outstanding in 2024 and 2023, respectively	11	10
Additional paid-in capital	297,198	278,642
Accumulated deficit	(39,692)	(73,612)
Accumulated other comprehensive loss	(17,184)	(15,627)
Total JAKKS Pacific, Inc. stockholders’ equity	240,333	189,413
Non-controlling interests	500	708
Total stockholders’ equity	240,833	190,121
Total liabilities, preferred stock and stockholders’ equity	$444,869	$398,951

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Net sales	$691,042	$711,557	$796,187
Cost of sales:
Cost of goods	361,563	362,378	449,597
Royalty expense	106,804	117,607	126,633
Amortization of tools and molds	9,654	8,219	8,671
Cost of sales	478,021	488,204	584,901
Gross profit	213,021	223,353	211,286
Direct selling expenses	40,105	36,987	33,290
General and administrative expenses	132,840	126,893	114,819
Depreciation and amortization	392	366	1,907
Selling, general and administrative expense	173,337	164,246	150,016
Intangible asset impairment	—	—	300
Income from operations	39,684	59,107	60,970
Loss from joint ventures	—	(565)	—
Other income (expense), net	302	563	797
Change in fair value of preferred stock derivative liability	—	(8,029)	(636)
Loss on debt extinguishment	—	(1,023)	—
Interest income	841	1,344	127
Interest expense	(1,095)	(6,451)	(11,183)
Income before provision for (benefit from) income taxes	39,732	44,946	50,075
Provision for (benefit from) income taxes	5,532	6,833	(41,008)
Net income	34,200	38,113	91,083
Net income (loss) attributable to non-controlling interests	280	(293)	(330)
Net income attributable to JAKKS Pacific, Inc.	$33,920	$38,406	$91,413
Net income attributable to common stockholders	$35,250	$36,904	$89,997
Earnings per share - basic	$3.27	$3.70	$9.33
Shares used in earnings per share - basic	10,781	9,962	9,651
Earnings per share - diluted	$3.14	$3.48	$8.86
Shares used in earnings per share - diluted	11,226	10,590	10,155

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$34,200	$38,113	$91,083
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,557)	1,855	(4,530)
Comprehensive income	32,643	39,968	86,553
Less: Comprehensive income (loss) attributable to non-controlling interests	280	(293)	(330)
Comprehensive income attributable to JAKKS Pacific, Inc.	$32,363	$40,261	$86,883

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated	JAKKS
	Number		Additional		Other	Pacific, Inc.	Non-	Total
	of		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(In thousands)
Balance, December 31, 2021	9,521	$10	$272,941	$(203,431)	$(12,952)	$56,568	$1,331	$57,899
Stock-based compensation expense	334	—	5,082	—	—	5,082	—	5,082
Repurchase of common stock for employee tax withholding	(113)	—	(1,420)	—	—	(1,420)	—	(1,420)
Preferred stock accrued dividends	—	—	(1,416)	—	—	(1,416)	—	(1,416)
Net income (loss)	—	—	—	91,413	—	91,413	(330)	91,083
Foreign currency translation adjustment	—	—	—	—	(4,530)	(4,530)	—	(4,530)
Balance, December 31, 2022	9,742	10	275,187	(112,018)	(17,482)	145,697	1,001	146,698
Stock-based compensation expense	511	—	8,027	—	—	8,027	—	8,027
Repurchase of common stock for employee tax withholding	(157)	—	(3,070)	—	—	(3,070)	—	(3,070)
Preferred stock accrued dividends	—	—	(1,502)	—	—	(1,502)	—	(1,502)
Net income (loss)	—	—	—	38,406	—	38,406	(293)	38,113
Foreign currency translation adjustment	—	—	—	—	1,855	1,855	—	1,855
Balance, December 31, 2023	10,096	10	278,642	(73,612)	(15,627)	189,413	708	190,121
Stock-based compensation expense	589	1	9,535	—	—	9,536	—	9,536
Non-controlling interests’ capital reduction	—	—	—	—	—	—	(488)	(488)
Repurchase of common stock for employee tax withholding	(230)	—	(6,918)	—	—	(6,918)	—	(6,918)
Preferred stock accrued dividends	—	—	(390)	—	—	(390)	—	(390)
Preferred stock redemption	571	—	16,329	—	—	16,329		16,329
Net income	—	—	—	33,920	—	33,920	280	34,200
Foreign currency translation adjustment	—	—	—	—	(1,557)	(1,557)	—	(1,557)
Balance, December 31, 2024	11,026	$11	$297,198	$(39,692)	$(17,184)	$240,333	$500	$240,833

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$34,200	$38,113	$91,083
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,397	726	233
Depreciation and amortization	10,046	8,585	10,578
Write-off and amortization of debt discount	—	714	845
Write-off and amortization of debt issuance costs	317	647	708
Share-based compensation expense	9,535	8,027	5,082
Loss (gain) on disposal of property and equipment	115	(40)	(46)
Intangibles impairment	—	—	300
Loss on debt extinguishment	—	1,023	—
Deferred income taxes	(2,251)	(10,339)	(57,855)
Change in fair value of preferred stock derivative liability	—	8,029	636
Changes in operating assets and liabilities:
Accounts receivable	(9,229)	(21,752)	44,390
Inventory	(133)	27,972	3,335
Prepaid expenses and other assets	(6,086)	(12)	4,753
Account payable	508	9,595	(18,056)
Account payable - Meisheng (related party)	1,117	1,918	(5,411)
Accrued expenses	2,867	7,104	(9,073)
Reserve for sales returns and allowances	(2,714)	(13,346)	5,592
Income taxes payable	(2,375)	(4,064)	9,875
Other liabilities	1,633	3,504	(870)
Total adjustments	4,747	28,291	(4,984)
Net cash provided by operating activities	38,947	66,404	86,099
Cash flows from investing activities
Purchases of property and equipment	(11,246)	(8,906)	(10,389)
Investments in employee deferred compensation trusts	(1,645)	(41)	—
Proceeds from sale of property and equipment	2	40	2
Net cash used in investing activities	(12,889)	(8,907)	(10,387)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(6,918)	(3,070)	(1,420)
Repayment of credit facility borrowings	(63,000)	(10,000)	(13,000)
Proceeds from credit facility borrowings	63,000	10,000	13,000
Redemption of preferred stock	(20,000)	—	—
Repayment of 2021 BSP Term Loan	—	(69,218)	(29,604)
Net cash used in financing activities	(26,918)	(72,288)	(31,024)
Net increase (decrease) in cash, cash equivalents and restricted cash	(860)	(14,791)	44,688
Effect of foreign currency translation	(1,557)	1,855	(4,530)
Cash, cash equivalents and restricted cash, beginning of year	72,554	85,490	45,332
Cash, cash equivalents and restricted cash, end of year	$70,137	$72,554	$85,490
Supplemental disclosures of non-cash activities:
Right-of-use assets exchanged for lease liabilities	$79,134	$1,648	$5,789
Supplemental disclosures of cash flow information:
Cash paid for interest	$473	$4,718	$9,040
Cash paid for income taxes, net	$16,363	$21,635	$7,669

As of December 31, 2024, there was $3.0 million of property and equipment included in accounts payable. As of December 31, 2023, there was $3.0 million of property and equipment included in accounts payable. As of December 31, 2022, there was $3.6 million of property and equipment included in accounts payable.

On March 11, 2024, the Company issued $15.0 million in common stock as part of the consideration to redeem the preferred stock derivative liability (see Note 14 – Common Stock and Preferred Stock).

The Company received income tax refunds of 0.9, nil and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, and has included these amounts in cash paid during the period for income taxes, net.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Note 2—Summary of Significant Accounting Policies

Principles of consolidation and basis of preparation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

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

Cash and cash equivalents, including restricted cash, held outside of the United States in various foreign subsidiaries totaled $16.5 million and $21.5 million as of December 31, 2024 and 2023, respectively. The cash and cash equivalents, including restricted cash balances in the Company’s foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of December 31, 2024.

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

	2024	2023
Allowance, beginning balance	$3,743	$2,865
Net additions	1,397	726
Write-offs and other	(221)	152
Allowance, ending balance	$4,919	$3,743

Bad debt expense was $1.4 million, $0.7 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively

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

The Company offers various discounts, pricing concessions, and other allowances to customers, all of which are considered in determining the transaction price. Certain discounts and allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenue. Other discounts and allowances can vary and are determined at management’s discretion (variable consideration). Specifically, the Company occasionally grants discretionary credits to facilitate markdowns and sales of slow-moving merchandise, and consequently accrues an allowance based on historic credits and management estimates. The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Generally, these allowances range from 1% to 30% of gross sales, and are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. To the extent these cooperative advertising arrangements provide a distinct benefit at fair value, they are accounted for as direct selling expenses, otherwise they are recorded as a reduction to revenue. Further, while the Company generally does not allow product returns, the Company does make occasional exceptions to this policy and consequently records a sales return allowance based upon historic return amounts and management estimates. These allowances (variable consideration) are estimated using the expected value method and are recorded at the time of sale as a reduction to revenue. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. The variable consideration is not constrained as the Company has sufficient history on the related estimates and does not believe there is a risk of significant revenue reversal.

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred. For the twelve months ended December 31, 2024, 2023 and 2022 sales commissions were $1.8 million, $2.9 million and $2.9 million, respectively.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the twelve months ended December 31, 2024, 2023 and 2022, shipping and handling costs were $7.4 million, $8.6 million and $7.7 million, respectively.

The Company’s reserve for sales returns and allowances amounted to $35.8 million and $38.5 million as of December 31, 2024 and 2023.

The Company’s net accounts receivable as of December 31, 2024, and 2023 were $131.6 million and $123.8 million, respectively.

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

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (weighted average) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$—	$122
Finished goods	52,780	52,525
	$52,780	$52,647

As of December 31, 2024, and 2023, the inventory obsolescence reserve was $10.9 million and $7.7 million, respectively.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease amounts and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company excludes right-of-use (“ROU”) assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet.

Deferred Financing Charges

Deferred financing charges consist of credit facility loan origination fees. These charges are capitalized and amortized over the life of the line of credit agreement.

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of length of lease or 10 years
Internal-use software	10 years

During interim reporting periods, the Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to the production of goods as it follows the seasonality of sales. The Company believes that the usage method more accurately matches costs with revenues. From a full-year perspective, the depreciation methodology follows the straight-line method, based on the estimated useful life of molds and tools of three years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2024, 2023 and 2022.

For the years ended December 31, 2024, 2023 and 2022, the Company’s aggregate depreciation expense related to property and equipment was $10.0 million, $8.6 million and $9.6 million, respectively.

Internal-use software

The Company reviews internal-use software development costs associated with infrastructure to determine if the costs qualify for capitalizing. The development costs incurred during the application development stage that are related to infrastructure are capitalized. Internal-use software is included in Property and Equipment in the accompanying consolidated balance sheets. Capitalization of such costs begins when the preliminary project stage is completed and ceases at the point at which the project is substantially complete and is ready for its intended purpose.

For the years ended December 31, 2024 and 2023, the total amount capitalized was $1.2 million and nil, respectively. For the years ended December 31, 2024, 2023 and 2022, the expense related to the amortization of internal-use software, which is included in the Company’s aggregate depreciation expense related to property and equipment, was $17 thousand, nil and nil, respectively.

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

 Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31, 2024, 2023 and 2022, was approximately $13.8 million, $13.2 million and $14.3 million, respectively.

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

Foreign Currency Translation Exposure

The Company’s reporting currency is the U.S. dollar. The translation of its net investment in subsidiaries with non-U.S. dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company’s primary currency translation exposures in 2024, 2023 and 2022 were related to its net investment in entities having functional currencies denominated in the Hong Kong Dollar, British Pound, Canadian Dollar, Chinese Yuan, Mexican Peso and the Euro.

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

Goodwill and other indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at least annually at the reporting unit level and asset level. The annual goodwill test is performed in the second quarter and whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value, the Company may assess goodwill for impairment using a qualitative assessment. Qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that a reporting unit has an indication of impairment based on the qualitative assessment, it is required to perform a quantitative assessment. The Company may bypass the qualitative assessment and perform a quantitative assessment. Impairment is recognized in the amount by which, if any, the carrying value of the reporting unit exceeds the fair value, not to exceed the carrying value of goodwill. Indefinite-lived intangible assets other than goodwill consist of trademarks.

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

Earnings per share

A reconciliation of the amounts used to calculate basic and diluted income (loss) per share for the years ended December 31, 2024, 2023, and 2022 follows (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net income	$34,200	$38,113	$91,083
Net income (loss) attributable to non-controlling interests	280	(293)	(330)
Net income attributable to JAKKS Pacific, Inc.	33,920	38,406	91,413
Preferred stock dividend*	—	(1,502)	(1,416)
Redemption of preferred stock	1,330	—	—
Net income attributable to common stockholders**	$35,250	$36,904	$89,997
Weighted average common shares outstanding - basic	10,781	9,962	9,651
Earnings per share available to common stockholders - basic	$3.27	$3.70	$9.33
Weighted average common shares outstanding - diluted	11,226	10,590	10,155
Earnings per share available to common stockholders - diluted	$3.14	$3.48	$8.86

*	The 200,000 shares issued and outstanding as of December 31, 2023 were non-participating. A preferred dividend of $0.4 million was accrued for Q1 2024 and included in the preferred stock redemption.

**	Net income attributable to common stockholders was computed by deducting the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock and fair value of the related derivative liability of $1.3 million for the years ended December 31, 2024 and the preferred stock dividend of $1.5 million and $1.4 million for the years ended December 31, 2023 and 2022 respectively.

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units).

Recently Adopted Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for the Company for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted this standard as of December 31, 2024, which resulted in incremental segment disclosures. See Note 3 - Business Segments, Geographic Data and Sales by Major Customers.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The new guidance improves disclosures about a public business entity’s expenses by requiring disaggregated disclosures of certain types of expenses, including purchases of inventory, employee compensation, depreciation, intangible amortization and depletion, as applicable, for each income statement caption that includes those expenses. In addition, the standard will require entities to define and disclose total selling expenses. The standard is effective for public business entities such as the Company for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and related disclosures.

Note 3—Business Segments, Geographic Data and Sales by Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio of products. The Company’s segments are (i) Toys/Consumer Products and (ii) Costumes.

The Toys/Consumer Products (“TCP”) segment includes action figures, vehicles, play sets, plush products, dolls, electronic products, construction toys, infant and pre-school toys, child-sized and hand-held role play toys and everyday costume play, foot-to-floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, kids’ indoor and outdoor furniture, and related products.

The Costumes segment, under its Disguise branding, designs, develops, markets and sells a wide range of every-day and special occasion dress-up costumes and related accessories in support of Halloween, Carnival, Children’s Day, Book Day/Week, and every-day/any-day costume play.

The Company’s Chief Executive Officer and Chief Financial Officer have been identified jointly as the chief operating decision maker (“CODM”). The CODM manages and allocates resources on a segment basis. The determination of the two segments is consistent with the financial information regularly reviewed by the CODM for purposes of evaluating performance. Results are regularly reviewed in comparison with current budget, prior forecast, prior year and recent years’ performance in that quarter.

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

 Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2024 and 2023 and for the three years in the period ended December 31, 2024 are as follows (in thousands):

	Year Ended December 31,
	2024			2023				2022
	TCP	Costumes	Total	TCP	Costumes		Total	TCP	Costumes	Total
Net Sales	$570,018	$121,024	$691,042	$580,686	S	130,871	$711,557	$647,317	$148,870	$796,187
Cost of Sales (A)	389,534	88,487	478,021	388,260		99,944	488,204	465,405	119,496	584,901
Gross Profit	180,484	32,537	213,021	192,426		30,927	223,353	181,912	29,374	211,286

Direct selling expenses	33,255	6,850	40,105	33,604		3,383	36,987	28,790	4,500	33,290
Product development and testing expenses	8,059	2,838	10,897	6,740		2,564	9,304	7,432	2,356	9,788
Divisional general and administrative expenses (A), (B)	28,539	12,341	40,880	23,746		13,495	37,241	21,493	11,429	32,922
Allocated headquarter general & administrative expenses (A), (C)	67,810	13,645	81,455	67,409		13,305	80,714	61,499	12,817	74,316
Income (loss) from operations	42,821	(3,137)	39,684	60,927		(1,820)	59,107	62,698	(1,728)	60,970
Income (loss) from joint venture							(565)			-
Other income (expense), net			302				563			797
Change in fair value of preferred stock derivative liability							(8,029)			(636)
Loss on debt extinguishment							(1,023)			-
Interest income			841				1,344			127
Interest expense			(1,095)				(6,451)			(11,183)
Income before provision for (benefit from) income taxes			$39,732				$44,946			$50,075

(A) Includes depreciation and amortization	$9,925	$121	$10,046	$8,409	$176	$8,585	$10,182	$396	$10,578

(B)	Consist mainly of payroll and related expenses, rent, depreciation and other general and administrative expenses.
(C)	Consist mainly of payroll related expenses, rent, depreciation and other general and administrative expenses.

	December 31,
	2024	2023
Assets
Toys/Consumer Products	$429,254	$383,812
Costumes	15,615	15,139
	$444,869	$398,951

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net Sales by Customer Area
United States	$545,013	$557,865	$644,295
Europe	71,392	76,464	85,348
Latin America	38,159	32,024	18,338
Canada	20,983	26,992	26,515
Australia and New Zealand	7,409	7,542	8,836
Asia	6,101	8,543	10,431
Middle East and Africa	1,985	2,127	2,424
	$691,042	$711,557	$796,187

	December 31,
	2024	2023
Long-lived Assets
United States	$53,020	$21,206
China	13,553	13,794
United Kingdom	808	892
Italy	754	811
Hong Kong	582	1,410
Canada	107	23
France	41	—
Mexico	31	55
	$68,896	$38,191

Major Customers

Net sales to major customers globally were as follows (in thousands, except for percentages):

	2024		2023		2022
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Target®	$204,396	29.6%	$215,211	30.3%	$203,200	25.5%
Walmart®	166,943	24.2	148,354	20.8	226,318	28.4
Amazon®	73,149	10.6	74,878	10.5	66,393	8.3
	$444,488	64.4%	$438,443	61.6%	$495,911	62.2%

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

Note 4—Joint Ventures

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp. Ltd., (“MC&C”), for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. On May 10, 2023, the Company dissolved the joint venture with MC&C. Prior to the dissolution, the Company owned fifty-one percent of the joint venture. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the income (loss) from the joint venture for the years ended December 31, 2023 and 2022 was ($293,000) and ($330,000), respectively.

Note 5—Prepaid Expenses and Other Assets

Prepaid expenses and other assets for the years ended December 31, 2024 and 2023 consist of the following (in thousands):

	December 31,
	2024	2023
Income tax receivable	$8,798	$2,672
Prepaid expenses	2,306	1,724
Royalty advances	941	1,450
Employee retention credit	285	285
Other assets	1,811	243
	$14,141	$6,374

Note 6—Goodwill

There were no changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2024 and 2023.

In the second quarter of 2024, the Company performed a quantitative assessment and determined that goodwill was not impaired as the fair value of the reporting units exceeded the carrying value. There were no events or changes in circumstances after the second quarter assessment that indicated that the carrying value of a reporting unit may exceed its fair value as of December 31, 2024.

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

The Company performs ongoing credit evaluations of its customers’ financial conditions but does not require collateral to support domestic customer accounts receivable. For goods shipped FOB Hong Kong or China, the Company may require irrevocable letters of credit from the customer or purchase various forms of credit insurance.

Note 8—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Royalties	$25,893	$23,594
Inventory liabilities	5,131	2,611
Salaries and employee benefits	4,556	6,707
Goods in transit	2,128	1,154
Professional fees	1,337	1,556
Bonuses	1,197	1,604
Third-party warehouse	864	1,033
Sales commissions	479	506
Unearned revenue	247	701
Interest expense	77	63
Other	6,547	5,573
	$48,456	$45,102

In addition to royalties currently payable on the sale of licensed products during the year, the Company records a liability as accrued royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (see Note–16 - Commitments).

Accrued expenses – long-term related to obligations from the Company’s non-qualified deferred compensation plan (see Note 18 – Employee Benefit Plans) which were $2.6 million and $1.0 million as of December 31, 2024 and 2023, respectively. Other long-term accrued expenses were nil as of December 31, 2024 and $2.7 million as of December 31, 2023, related to negotiated extended payment terms as part of a multi-year agreement with a 3rd party rights holder.

Note 9—Debt

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

The obligations under the 2021 BSP Term Loan Agreement were guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and were secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens and subject to the priority lien granted under the JPMorgan ABL Credit Agreement (see Note 10 – Credit Facilities).

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

Note 10—Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent and lender for a $67,500,000 senior secured revolving credit facility (the “JPMorgan ABL Facility”). The JPMorgan ABL Credit Agreement replaced the Company’s existing asset-based revolving credit agreement, dated as of March 27, 2014 (the “Wells Fargo ABL Facility,” formerly known as the “Amended ABL Facility” in prior filings), with General Electric Capital Corporation, since assigned to Wells Fargo Bank, National Association. The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. Any amounts borrowed under the JPMorgan ABL Facility bore interest at either (i) LIBOR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). The JPMorgan ABL Facility matures in June 2026. As of December 31, 2024 and 2023, the weighted average interest rate on the credit facility with JPMorgan Chase Bank was 7.30% and 6.77%, respectively.

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

As of December 31, 2024, the amount of outstanding borrowings was nil and the total excess borrowing availability was $61.2 million.

As of December 31, 2024, off-balance sheet arrangements include letters of credit issued by JPMorgan of $4.4 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 was $0.3 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement.

Note 11—Related Party Transactions

In November 2014, the Company entered into a joint venture with MC&C for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China which was dissolved in 2023 (see Note 4 – Joint Ventures).

In March 2017, the Company entered into an equity purchase agreement with Hong Kong Meisheng Cultural Company Limited (“Meisheng”) which provided, among other things, that as long as Meisheng and its affiliates hold 10% or more of the issued and outstanding shares of common stock of the Company, Meisheng shall have the right from time to time to designate a nominee for election to the Company’s board of directors. Since such time, Mr. Xiaoqiang Zhao was Meisheng’s nominee. Meisheng and its affiliates own less than 10% of the Company’s outstanding shares of common stock. Mr. Zhao did not stand for reelection as director at the Company’s 2024 annual meeting. Since December 6, 2024, Meisheng is not represented on the Company’s board of directors and thus ceased to be a related party to the company.

Meisheng serves as a significant manufacturer of the Company. For the years ended December 31, 2024, 2023 and 2022, the Company made inventory, molds and tooling related payments to Meisheng of approximately $98.4 million, $75.7 million and $120.5 million respectively. As of December 31, 2024 and 2023, amounts due to Meisheng for inventory received by the Company, but not paid totaled $13.5 million and $12.3 million, respectively. For the year ended December 31, 2024, the Company recorded sales revenues of $0.1 million from Party X People GMBH, a subsidiary of Meisheng.

Note 12—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdiction.

For the years ended 2024, 2023 and 2022, the provision for income taxes, which included federal, state and foreign income taxes, was an expense of $5.5 million, an expense of $6.8 million, and an benefit of $41.0 million, respectively, reflecting effective tax provision rates of 13.9%, 15.2% and (81.9)%, respectively.

The 2024 tax expense of $5.5 million included a discrete tax benefit of $1.4 million primarily comprised return to provision adjustments. Absent these discrete tax benefits, our effective tax rate for 2024 was 17.4%, primarily due to taxes on federal, state and foreign income.

For the years ended 2023 and 2022, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 15.2% and (81.9)%, respectively. Exclusive of discrete items, the effective tax provision rate would be 21.3% in 2023 and 17.6% in 2022.

As of December 31, 2024 and 2023, the Company had net deferred tax assets of $70.4 million and $68.1 million, respectively, related to U.S. and foreign jurisdictions.

Provision for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Current income tax expense (benefit):
Federal	$4,204	$11,935	$11,293
State and local	569	2,167	2,031
Foreign	3,010	3,070	3,523
Total current income tax expense (benefit)	7,783	17,172	16,847
Deferred income tax expense (benefit):
Federal	(2,340)	(8,989)	(51,579)
State and Local	247	(1,358)	(6,071)
Foreign	(158)	8	(205)
Total deferred income tax expense (benefit)	(2,251)	(10,339)	(57,855)

Total income tax expense (benefit)	$5,532	$6,833	$(41,008)

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	Year ended December 31,
Deferred Income Tax Assets:	2024	2023
Reserve for sales allowances and possible losses	$956	$654
Accrued expenses	1,940	3,467
Prepaid royalties	39	676
Accrued royalties	1,833	1,693
Inventory	12,876	12,444
State income taxes	224	477
Property and equipment	1,752	1,789
Goodwill and intangibles	728	1,192
Share based compensation	1,277	1,025
Interest limitation	2,243	2,243
Lease obligation	12,766	4,991
Federal and state net operating loss carryforwards	34,355	34,458
Foreign net operating loss carryforwards	110	110
Credit carryforwards	3	—
Section 174 Capitalization	10,884	7,962
Other	1,567	1,097
Total Deferred Income Tax Assets	83,553	74,278

Deferred Income Tax Liabilities:
Undistributed foreign earnings	(428)	(503)
Operating lease right-of-use assets	(12,013)	(4,908)
Total Deferred Income Tax Liabilities	(12,441)	(5,411)
Valuation allowance	(718)	(724)
Total Net Deferred Income Tax Assets/(Liabilities)	$70,394	$68,143

Provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	Year ended December 31,
	2024	2023	2022
Federal income tax expense	21.0%	21.0%	21.0%
State income tax expense, net of federal tax effect	1.8	2.0	1.9
Effect of differences in U.S. and foreign statutory rates	(1.3)	(1.1)	(1.3)
Uncertain tax positions	0.4	0.6	5.5
Provision to return	(4.4)	(0.1)	(0.2)
Other deferred adjustments	(0.2)	(5.7)	21.4
Change in tax rate	0.8	0.1	6.9
GILTI	5.2	—	4.2
Foreign derived intangible income	(8.6)	(9.8)	(10.6)
Other non-deductible expenses	(3.6)	(0.7)	0.5
Unrealized loss	—	4.2	0.3
Section 162(m)	8.1	6.4	4.2
R&D credit	(1.0)	(1.5)	(0.5)
Foreign tax credit	(4.8)	—	(3.6)
Undistributed foreign earnings	(0.2)	0.1	(1.4)
Valuation allowance	—	—	(130.2)
Other	0.7	(0.3)	—
	13.9%	15.2%	(81.9)%

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

The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Domestic	$24,801	$28,552	$31,588
Foreign	14,931	16,394	18,487
	$39,732	$44,946	$50,075

The Company uses a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2024 (in millions):

Balance, December 31, 2021	$0.2
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	2.8
Settlements	(0.2)
Balance, December 31, 2022	2.9
Additions based on tax positions related to the current year	0.3
Additions for tax positions of prior years	0.8
Settlements	(0.9)
Balance, December 31, 2023	3.1
Additions based on tax positions related to the current year	0.2
Additions for tax positions of prior years	0.1
Settlements	(0.2)
Balance, December 31, 2024	$3.2

Current interest on uncertain income tax liabilities is recognized as a component of the income tax provision recognized in the consolidated statements of operations. During 2024 and 2023, the Company recognized $173 thousand and $41 thousand of interest expense related to UTPs, respectively.

The Company does not expect its gross unrecognized tax benefits to significantly change within the next 12 months.

Tax years 2021 through 2023 remain subject to Federal examination in the United States. The tax years 2020 through 2023 are generally still subject to examination in the various states. Furthermore, all net operating losses and tax credit carryforwards are still subject to review given that the statute of limitation for these items would begin in the year of utilization. The tax years 2018 through 2023 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state and foreign tax authorities.

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

Based on the Company’s evaluation of all positive and negative evidence, as of December 31, 2024, a valuation allowance of $0.7 million has been recorded against the deferred tax assets that more likely than not will not be realized. For the year ended December 31, 2024, the valuation allowance remained approximately the same as the $0.7 million recorded at December 31, 2023. The 2024 and 2023 net deferred tax assets of $70.4 million and $68.1 million, respectively, consist of the net deferred tax assets in the US and foreign jurisdictions, where the Company is in a cumulative income position.

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

At December 31, 2024, the Company has U.S. federal net NOLs, of approximately $148.6 million, which will begin to expire in 2033. At December 31, 2024, the Company has state NOLs of approximately $48.7 million, which will begin to expire in 2025.

The Company maintained undistributed earnings overseas as of December 31, 2024. As of December 31, 2024, the Company believed the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S., with the exception of Hong Kong. As a result of tax reform, the Company’s unrepatriated earnings are no longer subject to federal income tax in the U.S. when distributed.

Note 13—Leases

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company has operating leases for corporate offices, warehouses, and certain equipment. The Company’s leases have remaining terms of 1 to 5 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. As of December 31, 2024, the Company’s weighted average remaining lease term is approximately 4 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 6.79%. As of December 31, 2023, the Company’s weighted average remaining lease term is approximately 4 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 7.31%.

Under ASC 842, total operating lease costs for the years ended December 31, 2024, 2023 and 2022 were $12.5 million, $12.4 million, and $19.1 million, respectively. Of the $12.5 million for the year ended December 31, 2024, $2.1 million was related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $1.6 million in 2024. Of the $12.4 million for the year ended December 31, 2023, $3.3 million was related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $1.5 million in 2023. Of the $19.1 million for the year ended December 31, 2022, $10.7 million was related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $2.2 million in 2022.

The Company had a cash outflow of $9.1 million, $10.7 million and $11.5 million related to operating leases for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability excluding minimum lease payments for executed and legally enforceable leases that have not yet commenced as of December 31, 2024 (in thousands):

Year ending December 31,
2025	$11,702
2026	15,935
2027	15,832
2028	15,823
2029	6,715
Thereafter	36
Total lease payments	66,043
Imputed interest	(9,519)
Total	$56,524

As of December 31, 2024 and 2023, the minimum lease payments for executed and legally enforceable leases that have not yet commenced were nil.

Note 14—Common Stock and Preferred Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

On March 11, 2024, the Company redeemed all of the outstanding shares of Series A Senior Preferred Stock for an aggregate price of $20.0 million cash and 571,295 of its common shares representing a value of $15.0 million based on a share price of $26.26.

During 2024, certain employees, including two executive officers, surrendered an aggregate of 229,587 shares of restricted stock units for $6.9 million to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 22,223 shares of restricted stock granted in 2020, 2022 and 2023 with a value of approximately $0.4 million was forfeited during 2024.

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

As of the year ended December 31, 2024, the Company did not sell any shares of common stock under the ATM Agreement.

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

As of the year ended December 31, 2024, the Company has not sold any securities pursuant to its shelf registration statement.

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

On March 11, 2024, the Company redeemed all of the outstanding shares of Series A Senior Preferred Stock for an aggregate price of $20.0 million cash and 571,295 of its common shares, representing a value of $15.0 million based on a share price of $26.26, settling the preferred stock derivative liability of $29.9 million and the preferred stock accrued dividends of $6.0 million as of December 31, 2023. As of December 31, 2023, 200,000 shares of Series A Preferred Stock were outstanding.

Each share of Series A Preferred Stock had an initial value of $100 per share, which was automatically increased for any accrued and unpaid dividends (the “Accreted Value”).

The Series A Preferred Stock had the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends have been declared or paid. Prior to the redemption, for the years ended December 31, 2024 and 2023, the Company recorded $0.4 million and $1.5 million, respectively of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

The Company had the right, but was not required, to repurchase all or a portion of the Series A Preferred Stock at its Liquidation Preference at any time after payment in full of the 2019 Recap Term Loan. The Series A Preferred Stock did not have any voting rights, except to the extent required by the Delaware General Corporation Law, except for the exclusive right to elect the Series A Preferred Directors (as described below) and except for certain approval rights over certain transactions (as described below). These approval rights required the prior consent of specified percentages of holders (or in certain cases, all holders) of the Series A Preferred Stock in order for the Company to take certain actions, including the issuance of additional shares of Series A Preferred Stock or parity stock, the issuance of senior stock, certain amendments to the Amended and Restated Certificate of Incorporation, the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”), the Second Amended and Restated By-laws or the Amended and Restated Nominating and Corporate Governance Committee Charter, material changes in the Company’s line of business and certain change of control type transactions. In addition, the Certificate of Designations provided that the approval of at least six directors were required for any related person transaction within the meaning of Item 404 of Regulation S-K under the Securities Act of 1933, as amended, including, without limitation, the adoption of, or any amendment, modification or waiver of, any agreement or arrangement related to any such transaction. The Certificate of Designations also included restrictions on the ability of the Company to pay dividends on or make distributions with respect to, or redeem or repurchase, shares of Common Stock or other junior stock. In addition, holders of the Series A Preferred Stock had preemptive rights regarding future issuance of Series A Preferred Stock or parity stock. In 2022, an agreement was reached with the preferred shareholders to eliminate their ability to elect members to the Company’s Board of Directors on a going-forward basis.

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

The embedded redemption upon a change of control must be accounted for separately from the Series A Preferred Stock. The redemption provision specified if certain events that constitute a change of control occur, the Company may be required to settle the Series A Preferred Stock at 150% of its accreted amount. Accordingly, the redemption provision met the definition of a derivative, and its economic characteristics were not considered clearly and closely related to the economic characteristics of the Series A Preferred Stock, and were more akin to a debt instrument than equity.

The Company considered the repurchase option to have no value as the likelihood was remote that this event, within the Company’s control, would ever occur. The liability was accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company’s consolidated statements of operations (see Note 15 – Fair Value Measurement). The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was based on management’s estimates of the probability of a change of control event occurring.

Accordingly, these two embedded derivatives were accounted for separately from the Series A Preferred Stock at fair value.

As of December 31, 2024, the Company had redeemed all of the outstanding shares of the Series A Preferred Stock.

As of December 31, 2023, the Series A Preferred Stock was recorded in temporary equity at the amount of accrued, but unpaid dividends of $6.0 million, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $29.9 million.

As of December 31, 2023, the Series A Preferred Stock had a carrying value of $26.0 million and a liquidation value of $39.0 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2024	2023	2022
Balance, January 1,	$5,992	$4,490	$3,074
Preferred stock accrued dividends	390	1,502	1,416
Preferred stock redemption	(6,382)	—	—
Balance, December 31,	$—	$5,992	$4,490

Note 15—Fair Value Measurements

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Carrying Amount as of December 31,	Fair Value Measurements As of December 31, 2024
	2024	Level 1	Level 2	Level 3
Money market funds	$39,907	$39,907	$—	$—
Investments in employee deferred compensation trusts	1,686	1,686	—	—

	Carrying Amount as of December 31,	Fair Value Measurements As of December 31, 2023
	2023	Level 1	Level 2	Level 3
Money market funds	$45,130	$45,130	$—	$—
Investments in employee deferred compensation trusts	41	41	—	—
Preferred stock derivative liability	29,947	—	—	29,947

Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheets. Investments in employee deferred compensation trusts which are comprised of mutual funds are classified as trading securities are included in prepaid and other assets on the Consolidated Balance Sheets (refer to Note 18 – Employee Benefit Plans).

The following table provides a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Preferred stock derivative liability
	2024	2023	2022
Balance at January 1,	$29,947	$21,918	$21,282
Change in fair value	—	8,029	636
Extinguishment through redemption of preferred stock	(29,947)	—	—
Balance at December 31,	$—	$29,947	$21,918

The Company’s Series A Preferred derivative liability was classified within Level 3 of the fair value hierarchy because unobservable inputs were used in estimating the fair value. The fair value of the redemption provision embedded in the Series A Preferred Stock was estimated based on a discounted cash flow model and probability assumptions based on management’s estimates of a change of control event occurring. The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. In subsequent periods, the derivative liability was accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company’s consolidated statements of operations.

The following table provides quantitative information of liabilities measured at fair value and the significant unobservable inputs (Level 3), the range of the significant unobservable inputs, and the valuation techniques.

The preferred stock derivative liability was extinguished on March 11, 2024.

	Fair Value As of December 31, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(In thousands)
Preferred Stock Derivative Liability	$29,947	Discounted Cash Flow	Change-in-control probability assumptions	Range: 0% to 100%
			Timing of change-in-control assumptions	Range: 1 to 10 years
			Discount Rate	Range: 8% to 10%
			Market yield*	6.3%*

*	Represents the hypothetical market yield

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

Future annual minimum royalty guarantees as of December 31, 2024 are as follows (in thousands):

2025	$53,682
2026	18,757
2027	2,170
$74,609

Royalty expense for the years ended December 31, 2024, 2023 and 2022, was $106.8 million, $117.6 million and $126.6 million, respectively.

The Company has entered into employment agreements with certain executives expiring through December 31, 2026. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2024 are as follows (in thousands):

2025	6,864
2026	4,406
2027	—
$11,270

Note 17—Share-Based Payments

Under the Company’s 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock, restricted stock units and other securities (see Note 14 - Common Stock and Preferred Stock). The vesting of these share-based awards may vary, but typically vest over a requisite service period or are based on performance criteria, with a maximum vesting period of four years. Restricted shares typically vest in the same manner, with the exception of certain awards vesting over one year to three years. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management expectations regarding the relevant performance criteria. Unlike the restricted stock awards, the shares for the restricted stock units are not issued until vested. As of December 31, 2024, 1,793,551 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate, expire, or are forfeited.

Restricted Stock Award

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock. Restricted stock award grants are based upon employment contracts, which vary by individual and year, and are subject to vesting conditions.

As of December 31, 2024, 2023 and 2022 there was nil of total unrecognized compensation cost related to non-vested restricted stock awards.

Restricted Stock Units

Under the Plan, share-based compensation payments may include the issuance of Restricted Stock Units (RSUs) to employees, which occurs approximately once per year and are subject to vesting conditions. RSUs are valued at the market price of the shares underlying the award on the date of grant.

The following table summarizes the RSU award activity, annually for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
		Weighted		Weighted		Weighted
	Number of	Average Grant Date	Number of	Average Grant Date	Number of	Average Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, January 1	1,306,406	$16.47	1,408,586	$12.82	1,073,902	$8.62
Granted	303,398	31.61	436,792	21.11	827,349	16.75
Vested	(579,181)	14.08	(504,384)	11.75	(343,427)	8.37
Forfeited	(22,223)	18.36	(34,588)	16.70	(149,238)	14.70
Converted from RSA	—	—	—	—	—	—
Outstanding, December 31	1,008,400	22.51	1,306,406	16.47	1,408,586	12.82

As of December 31, 2024, there was $15.0 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

Share-Based Compensation Expense

The following table summarizes the total share-based compensation expense (in thousands) which is recognized in general and administrative expenses in the Consolidated Statement of Operations:

	Year Ended December 31,
	2024	2023	2022
Share-based compensation expense	$9,535	$8,027	$5,082

Note 18—Employee Benefits Plan

The Company sponsored for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company would make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company-matching contributions, which vest immediately, totaled $1.7 million, $1.5 million and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Starting December 2023, the Company sponsored for certain of its U.S. based senior employees, a nonqualified deferred compensation plan which includes provisions for salary deferrals and discretionary contributions on a deferred tax basis. The Company funds its deferred compensation obligations through a rabbi trust which is subject to creditor claims in the event of insolvency, but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value. As of December 31, 2024 the Company has not made any discretionary matching contributions to the plan. Employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trust consistent with these directions. The value of the assets held in trust by the nonqualified plan was $1.7 million and $41.1 thousand as of December 31, 2024 and 2023, respectively. The deferred compensation investments and obligations are included in prepaid expenses and other assets, and accrued expenses - long term in the consolidated balance sheets. For the years ended December 31, 2024 and 2023, changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation totaled $0.2 million and nil, respectively, and are recognized in other general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income

The Company has statutory benefit plans outside the U.S., which are not material.

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

In the normal course of business, the Company may provide certain indemnifications and/or other commitments of varying scope to a) its licensors, customers and certain other parties, including against third-party claims of intellectual property infringement, and b) its officers, directors and employees, including against third-party claims regarding the periods in which they serve in such capacities with the Company. The duration and amount of such obligations is, in certain cases, indefinite. The Company’s director’s and officer’s liability insurance policy may, however, enable it to recover a portion of any future payments related to its officer, director or employee indemnifications. For the past five years, costs related to director and officer indemnifications have not been significant. Other than certain liabilities recorded in the normal course of business related to royalty payments due to the Company’s licensors, no liabilities have been recorded for indemnifications and/or other commitments.

Note 20—Subsequent Events

On February 18, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend will be payable on March 31, 2025 to shareholders of record at the close of business on March 3, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of December 31, 2024, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(e) that occurred during the fourth quarter period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). We believe that, as of December 31, 2024, our internal control over financial reporting was effective based upon those criteria.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

JAKKS Pacific, Inc.

Santa Monica, California

Opinion on Internal Control over Financial Reporting

We have audited JAKKS Pacific, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 6, 2025, expressed an unqualified opinion thereon.

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

March 6, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On November 13, 2024, Stephen Berman, our Chief Executive Officer, for tax planning purposes, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to the sale of up to 115,000 shares of our common stock from time to time, in accordance with the terms specified in the trading arrangement. The term of Mr. Berman’s Rule 10b5-1 trading arrangement expires on December 31, 2025. The first date that any transactions under Mr. Berman’s Rule 10b5-1 trading arrangement can occur is May 5, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company
Stephen G. Berman	60	Chairman, Chief Executive Officer, President, Secretary and Class I Director
John L. Kimble	55	Executive Vice President and Chief Financial Officer
Neilwantie Mahabir	60	Class I Director
Alexander Shoghi	43	Class II Director
Joshua Cascade	52	Class II Director
Carole Levine	67	Class II Director
Matthew Winkler	43	Class III Director
Lori MacPherson	57	Class III Director

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

Neilwantie Mahabir, has been a Director since December 6, 2024. Ms. Mahabir is Chief Executive Officer of LaRose Industries LLC, which manufactures toy, activity, art and stationery products including under the brands RoseArt and Cra-Z-Art. From 2006 until 2008 she was Chief Operating Officer of Barton’s Confectionary, which manufactured chocolate products. Ms. Mahabir joined RoseArt Industries, Corp, a toy and stationery company, in 1988 as a customer service manager, then became head of sales and marketing, and was appointed executive vice president of RoseArt Industries in 2000. She served in that capacity until RoseArt Industries’ sale in 2005 and joined LaRose Industries on its formation in 2008. She graduated from the New Amsterdam Multilateral School in Guyana, South America and received a Bachelor of Business Administration from the American Business Institute.

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

Mr. Berman and Ms. Mahabir are Class I Directors; Messrs. Shoghi and Cascade, and Ms. Levine are Class II Directors; and Mr. Winkler and Ms. MacPherson are Class III Directors.

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

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. However, California law required that by the end of 2021 California-headquartered public companies with a board of directors the size of the Company have at least three female directors on its board and at least one director on its board who is from an underrepresented community, defined as “an individual who self identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self identifies as gay, lesbian, bisexual, or transgender.” In the event the size of the Company’s board remains the same, the law mandates that by the end of calendar 2022 the number of directors from underrepresented communities on the Company’s board be increased to have at least two directors from underrepresented communities. Nasdaq has also adopted board diversity requirements, but the Company believes that by complying with the California diversity requirements it will be in compliance with the Nasdaq requirements. The California diversity requirements have been found unconstitutional and are not currently applicable. The Company’s board is currently in compliance with all applicable diversity requirements.

The Board has identified the following qualifications, attributes, experience and skills that are important to be represented on the Board as a whole: (i) management, leadership and strategic vision; (ii) financial expertise; (iii) marketing and consumer experience; and (iv) capital management.

The Board has determined that six of seven directors who serve on the Board as of the date hereof (Messrs. Cascade, Shoghi and Winkler and Ms. Levine, Ms. MacPherson and Ms. Mahabir) are “independent,” as defined under the applicable rules of Nasdaq. In making this determination, the Board or the Nominating Committee, as applicable, considered the standards of independence under the applicable rules of Nasdaq and all relevant facts and circumstances (including, without limitation, commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships) to ascertain whether any such person had a relationship that, in its opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our directors serve in accordance with the Third Amended and Restated By-laws until their respective successors are elected and qualified or until their earlier death, disability, retirement, resignation or removal. Our officers are elected annually by the Board and serve at its discretion. All of our current independent directors, other than Ms. MacPherson and Ms. Mahabir, have served as such for more than the past five years. Our current independent directors were selected for their financial management expertise (Messrs. Cascade, Shoghi and Winkler) and general business and industry specific experience (Ms. Levine, Ms. MacPherson and Ms. Mahabir). We believe that the Board is best served by benefiting from this blend of business and financial expertise and experience. Our remaining directors consist of our Chief Executive Officer (Mr. Berman), who contributes his general business and industry specific experience to the Board.

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating Committee. In August 2019 the Capital Allocation Committee, which was established as a standing committee in February 2016, was dissolved. In the first quarter of 2024 we formed a Cybersecurity Oversight Committee.

Audit Committee. In addition to risk management functions, the primary functions of the Audit Committee are to select or to recommend to the Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review and assess the scope and quality of our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Effective as of their respective dates of appointment to the Board, Messrs. Shoghi (Chair) and Winkler and Ms. Mahabir are the members of the Audit Committee. Each member of the Audit Committee is “independent” (as defined in NASD Rule 4200(a)(14)) and able to read and understand fundamental financial statements. Mr. Shoghi, our audit committee financial expert, possesses the financial expertise required under Rule 401(h) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), and NASD Rule 4350(d)(2) as a result of his experience as a portfolio manager at Oasis Management. He is further “independent” as defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee who will possess the financial expertise required under NASD Rule 4350(d)(2). The Board has adopted a written charter for the Audit Committee, which reviews and reassesses the adequacy of that charter on an annual basis. The full text of the charter is available on our website at www.jakks.com.

Compensation Committee. In addition to risk oversight functions, the Compensation Committee makes recommendations to the Board regarding compensation of management employees and administers plans and programs relating to employee benefits, incentives, compensation and awards under the 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Shoghi (Chair) and Winkler are the members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq. A copy of the Compensation Committee’s Charter is available on our website at www.jakks.com. Executive officers that are members of the Board make recommendations to the Compensation Committee with respect to the compensation of other executive officers who are not on the Board. Except as otherwise prohibited, the Compensation Committee may delegate its responsibilities to subcommittees or individuals. The Compensation Committee has the authority, in its sole discretion, to retain or obtain advice from a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of such persons. The Company provides the appropriate funding to such persons as determined by the Compensation Committee, which also conducts an independent assessment of its outside advisors using the six factors contained in Exchange Act Rule 10C-1. The Compensation Committee receives legal advice from our outside general counsel and retained Willis Towers Watson and Lipis Consulting, Inc, compensation consulting firms, to directly advise the Compensation Committee from time to time. Frederic W. Cook & Co., a compensation consulting firm, was consulted during 2023 and 2024.

The Compensation Committee also annually reviews the overall compensation of our executive officers to determine whether discretionary bonuses should be granted. In 2024, Frederic W. Cook & Co. presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. Frederic W. Cook & Co. also reviewed with the Compensation Committee the non-employee director compensation program and benchmarking. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each executive officer’s compensation.

Nominating Committee. In addition to risk oversight functions, the Nominating Committee develops our corporate governance system and reviews proposed new members of the Board, including those recommended by our stockholders. Ms. Mahabir (Chair), Mr. Shoghi and Ms. MacPherson are the members of the Nominating Committee, which operates pursuant to a written charter adopted by the Board, the full text of which is available on our website at www.jakks.com. The Board has determined that each member of the Nominating Committee is “independent,” as defined under the applicable rules of Nasdaq.

The Nominating Committee will annually review the composition of the Board and the ability of its current members to continue effectively as directors for the upcoming fiscal year. The Nominating Committee established the position of Chairman of the Board in 2015. In the ordinary course, absent special circumstances or a change in the criteria for Board membership, the Nominating Committee will re-nominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If the Nominating Committee thinks it is in the Company’s best interests to nominate a new individual for director in connection with an annual meeting of stockholders, or if a vacancy on the Board occurs between annual stockholder meetings or an incumbent director chooses not to run, the Nominating Committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, our senior management and, if the Nominating Committee deems appropriate, a third-party search firm. The Nominating Committee will evaluate each candidate’s qualifications and check relevant references, and each candidate will be interviewed by at least one member of the Nominating Committee. Candidates meriting serious consideration will meet with members of the Board. Based on this input, the Nominating Committee will evaluate whether a prospective candidate is qualified to serve as a director and whether the Nominating Committee should recommend to the Board that this candidate be appointed to fill a current vacancy on the Board, or be presented for the approval of the stockholders, as appropriate. Upon being informed of Mr. Zhao’s intention to not stand for reelection at the 2024 Annual Meeting, the Nominating Committee recommended that Ms. Neilwantie Mahabir be selected as a nominee for director.

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

Cybersecurity Oversight Committee. The Cybersecurity Oversight Committee is responsible for oversight of our risk assessment, risk management, disaster recovery procedures and cybersecurity risks and the processes and procedures related to, and stemming from, cyber-related issues. It is anticipated that the Committee will meet with management and outside cybersecurity experts to discuss cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Ms. Levine (Chair) and Ms. MacPherson are the members of the Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq.

Special Committees. In addition to the above-described standing committees, the Board establishes special committees as it deems warranted.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during and for 2024, all Forms 3, 4 and 5 required to be filed during 2024 by our directors and executive officers were timely filed.

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

Stockholder recommendations for director nominees are welcome and should be sent to our Chief Financial Officer, who will forward such recommendations to the Nominating Committee, and should include the following information: (a) all information relating to each nominee that is required to be disclosed pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of Common Stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of each nominee, and must be submitted in the time frame described under the caption, “Stockholder Proposals for 2025 Annual Meeting,” in our Proxy Statement for the 2024 Annual Meeting. The Nominating Committee will evaluate candidates recommended by stockholders in the same manner as candidates recommended by other sources, using additional criteria, if any, approved by the Board from time to time. Our stockholder communication policy may be amended at any time with the consent of the Nominating Committee.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the last fiscal year was or previously had been an executive officer or employee of ours or was party to any related person transaction within the meaning of Item 404 of Regulation S-K under the Securities Act. None of our executive officers has served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served as a director or a member of the Compensation Committee.

Insider Trading Policy

The Company has adopted a Securities Trading and Insider Information Policy which governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws. In addition, the Policy also prohibits executive officers and members of the Company’s Board of Directors and their family members from buying or selling market options or other exchange-traded derivative securities related to the Company and from engaging in short sales of securities of the Company. A copy of the policy is filed as an exhibit to this annual report.

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

Our executive compensation program is administered by the Compensation Committee. The Compensation Committee receives legal advice from our outside general counsel and in previous years has retained a compensation consulting firm, such as Willis Towers Watson, Frederic W. Cook & Co. and Lipis Consulting, Inc., which provides advice directly to the Compensation Committee. Historically, the base salary, bonus structure and long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “Employment Agreements and Termination of Employment Arrangements”) and we expect that to continue in the future. With respect to our executive officers, the Compensation Committee establishes target performance levels for incentive bonuses based on factors that are designed to further our executive compensation objectives.

Historically, factors given considerable weight in establishing bonus performance criteria are Net Sales, Adjusted EPS, which is the net income per share of our common stock calculated on a fully-diluted basis in accordance with GAAP, and Adjusted EBITDA applied on a basis consistent with past periods, as adjusted in the sole discretion of the Compensation Committee to take account of extraordinary or special items. However, since at least 2019, bonus performance has been based exclusively upon adjusted EBITDA. In 2025 an additional performance bonus was established based solely upon the market performance of our common stock.

In 2021, the Company amended the employment agreements between the Company and each of Mr. Stephen G. Berman, our Chief Executive Officer, Mr. John (a/k/a Jack) McGrath, our then Chief Operating Officer, and Mr. John Kimble, our Chief Financial Officer. The purpose of the amendments was to change the issuance, past and future, of all restricted stock awards to restricted stock units. All other material terms of the respective employment agreements remained the same, including without limitation, the terms of all such grants including the timing of all vesting periods and the vesting benchmarks.

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

Our executive officers receive base salary pursuant to the terms of their employment agreements. Mr. Berman has been an executive officer at least since his entry into his employment agreement in 2010, Mr. McGrath became an executive officer on August 23, 2011 pursuant to the terms of an amendment to his employment agreement, and Mr. Kimble became an executive officer when he entered into a letter employment agreement on November 20, 2019. Mr. McGrath ceased being an executive officer effective January 1, 2024 when he assumed the position of President European Operations in our United Kingdom office.

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. The Compensation Committee consulted with a compensation consultant in 2023 and 2024.

The compensation packages for the Company’s senior executives have both performance-based and non-performance-based elements. Based on its review of each named executive officer’s total compensation opportunities and performance, and the Company’s performance, the Compensation Committee determines each year’s compensation in the manner that it considers to be most likely to achieve the objectives of our executive compensation program. The specific elements, which include base salary, annual cash incentive compensation and long-term equity compensation, are described below.

The Compensation Committee has negative discretion to adjust performance results used to determine annual incentive and the vesting schedule of long-term incentive payouts to the named executive officers and has discretion to grant bonuses even if the performance targets were not met.

Pursuant to the terms of the employment agreement for Messrs. Berman and Kimble in effect as of January 1, 2024, they each receive a base salary which is increased automatically each year by at least $25,000 and 4%, respectively. Any further increase in base salary above the contractually required minimum increase is determined by the Compensation Committee based on the Compensation Committee’s analysis of a combination of two factors: the salaries paid in peer group companies to executives with similar responsibilities, and evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer that takes into account the unique attributes of and circumstances relating to each individual and marketplace factors. This approach has allowed us to continue to meet our objective of offering competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee has generally determined not to increase the base salary of Messrs. Berman and Kimble above the contractually required minimum increase as unnecessary to maintain our competitive total compensation position in the marketplace.

The function of the annual cash bonus is to establish a direct correlation between the annual incentives awarded to the participants and our financial performance. This purpose is in keeping with our compensation program’s objective of aligning a significant portion of each executive’s total compensation with our annual performance and the interests of our shareholders. The employment agreements for Messrs. Berman, McGrath and Kimble contemplated that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted. No discretionary bonuses were awarded for 2022, 2023 and 2024 to any executive officer.

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

Historically, our long-term compensation program focused on the granting of stock options that vested over time. However, commencing in 2006 we began shifting the emphasis of this element of compensation, and we currently favor the issuance of restricted stock units. The Compensation Committee believes that the award of full-value shares that vest over time is consistent with our overall compensation philosophy and objectives, as the value of the restricted stock units vary based upon the performance of our common stock, thereby aligning the interests of our executives with our shareholders. The Compensation Committee has also determined that awards of restricted stock units are anti-dilutive as compared to stock options inasmuch as it feels that less restricted units have to be granted to match the compensation value of stock options.

Mr. Berman’s 2010 amended and restated employment provided for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which was one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement. As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus changed to $3,500,000 of restricted stock, part of which vests over four years and part of which are subject to performance milestones with cliff vesting spread out over three years. Mr. Kimble’s employment agreement provided for a grant of $250,000 of restricted stock units (“RSUs”) for the initial year and annual grants of $500,000 of RSUs thereafter subject in part to time vesting over three years and in part to performance milestones with cliff vesting spread over three years. The milestone targets for each of these employment agreements are established by the Compensation Committee during the first quarter of each year. The employment agreements for Messrs. Berman and Kimble also provide for an annual performance bonus based upon net revenue and EBITDA criteria. This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock. Messrs. Berman and Kimble, earned 100% of the bonus based on Total Shareholders Return, EBITDA, and 50% of the bonus based on Net Revenue in 2022. In 2023 Messrs. Berman and Kimble, earned 100% of the cash-payable bonus based on Total Shareholders Return, EBITDA, and 50% of the bonus based on Net Revenue in 2023. In 2023 only Mr. Kimble had unvested performance-based RSUs outstanding and earned 100% of the bonus based on Total Shareholders Return. In 2024 Messrs. Berman and Kimble earned 100% of the cash-payable bonus based on EBITDA, and Messr. Kimble earned 100% and 50% of the remaining performance-based RSUs outstanding, based on EBITDA and Net Revenue, respectively.

Mr. Berman’s and Kimble’s employment agreements also provide for an additional bonus solely in the discretion of the Compensation Committee. After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, Messrs. Berman and Kimble were not awarded any discretionary cash bonuses for 2022, 2023 or 2024.

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee. Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan. In 2022, 2023 and 2024, the named executive officers were granted the following perquisites: automobile allowance and 401(k) plan matching contribution for Messrs. Berman and Kimble; and a life insurance benefit for Mr. Berman. We value perquisites at their incremental cost in accordance with SEC regulations.

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

Compensation Risk Management

As part of its annual review of our executive compensation program, the Compensation Committee reviews with management the design and operation of our incentive compensation arrangements for senior management, including executive officers, to determine if such programs might encourage inappropriate risk-taking that could have a material adverse effect on the Company. The Compensation Committee considers, among other things, the features of the Company’s compensation program that are designed to mitigate compensation-related risk, such as the performance objectives and target levels for incentive awards (which are based on overall Company performance), and its compensation recoupment policy. The Compensation Committee also considers our internal control structure which, among other things, limits the number of persons authorized to execute material agreements, requires approval of our Board of Directors for matters outside of the ordinary course and its whistle blower program. Based upon the above, the Compensation Committee concluded that any risks arising from the Company’s compensation plans, policies and practices are not reasonably likely to have a material adverse effect on the Company.

Additional details of the terms of the change of control agreements and termination provisions outlined above are provided below.

At our 2024 annual meeting, our shareholders approved our current executive compensation with over a majority of all shares actually voting on the issue affirmatively giving their approval. Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Summary Compensation Table – 2022-2024

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
Name and		Salary	Bonus	Stock Awards	Option Awards	Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)(1)	($)	($)	($)(3)	($)(2)	($)
Stephen G. Berman	2024	1,826,042	2,943,219	3,500,004	—	—	—	30,806	8,300,071
Chief Executive Officer,	2023	1,800,000	5,171,940	3,499,994	—	—	—	50,441	10,522,375
President and Secretary	2022	1,741,267	5,548,203	5,726,466	—	—	—	71,478	13,087,414

John L. Kimble	2024	584,929	757,018	877,410	—	—	124,289	54,505	2,398,151
Executive Vice President	2023	562,432	1,001,805	843,648	—	—	—	52,550	2,460,435
and Chief Financial Officer	2022	540,800	753,822	1,352,005	—	—	—	42,046	2,688,673

(1)	For Mr. Berman, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled the lesser of (a) $3.5 million in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 2.25% of outstanding shares of Common Stock in 2024, 2023 and 2022, respectively. For Mr. Kimble the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled $877,410, $843,648 and 540,800 in 2024, 2023 and 2022. The awards to Mr. Berman are capped at the amount of available shares in the Plan.
(2)	Represents automobile allowances paid in the amount of $3,846, $24,306 and $22,528 for Mr. Berman for 2024, 2023 and 2022, respectively, and $18,000, $18,000 and $13,000 for Mr. Kimble for 2024, 2023 and 2022, respectively. The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of $18,975, $18,150 and $15,250, for 2024, 2023 and 2022, respectively. The amounts include $7,985, $7,985 and $25,265 related to a life insurance policy for Mr. Berman in 2024, 2023 and 2022, respectively.
(3)	Represents the unrealized gains during the year based on the net changes in fair value in the underlying mutual fund investments offered as part of the Company’s Non-Qualified Deferred Compensation plan.

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2024 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

Option Awards						Stock Awards / Units
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	508,371	14,310,644	—	—

John L. Kimble	—	—	—	—	—	116,568	3,281,389	—	—

(1)	The product of (x) $28.15 (the closing sale price of the common stock on December 31, 2024) multiplied by (y) the number of unvested restricted shares or units outstanding. These units of stock vest annually until 2027.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2024 by the Named Executive Officers:

Options Exercises And Stock Vested-2024

	Option Awards		Stock Awards / Units
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Stephen G. Berman	—	—	81,760	2,906,568

John L. Kimble	—	—	26,837	846,701

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2024. The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2024.

Stephen G. Berman

							Involuntary
							Termination
		Quits For				Termination	In Connection
	Upon	“Good Reason”	Upon Death	Upon “Disability”	Termination Without	For “Cause”	with Change of
	Retirement	(3)	(4)	(5)	“Cause”	(6)	Control (7)
Base Salary	$—	$3,652,083	$—	$—	$3,652,083	$—	$22,807,520	(8)
Restricted Stock Units (1)	—	14,310,644	—	—	14,310,644	—	14,310,644
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1)	The product of (x) $28.15 (the closing sale price of the common stock on December 31, 2024) multiplied by (y) the number of unvested restricted shares outstanding.
(2)	Assumes that if the Named Officer is terminated on December 31, 2024, they were employed through the end of the incentive period and no bonus was earned and unpaid.
(3)	Defined as (i) our violation or failure to perform or satisfy any material covenant, condition or obligation required to be performed or satisfied by us, or (ii) the material change in the nature, titles or scope of the duties, obligations, rights or powers of the Named Officer’s employment resulting from any action or failure to act by us.
(4)	Under the terms of Mr. Berman’s employment agreement (see “Employment Agreements”), the provision of health care coverage for Mr. Berman’s children will continue until they reach the maximum age at which a child can be covered as a matter of law under a parent’s policy in the event of his death during the term of his employment agreement.
(5)	Defined as the Named Officer’s inability to perform his duties by reason of any disability or incapacity (due to any physical or mental injury, illness or defect) for an aggregate of 180 days in any consecutive 12-month period.
(6)	Defined as (i) the Named Officer’s conviction of, or entering a plea of guilty or nolo contendere (which plea is not withdrawn prior to its approval by the court) to, a felony offense and either the Named Officer’s failure to perfect an appeal of such conviction prior to the expiration of the maximum period of time within which, under applicable law or rules of court, such appeal may be perfected or, if he does perfect such an appeal, the sustaining of his conviction of a felony offense on appeal; or (ii) the determination by our Board of Directors, after due inquiry, based upon convincing evidence, that the Named Officer has:
(A)	committed fraud against, or embezzled or misappropriated funds or other assets of, our Company (or any subsidiary);
(B)	violated, or caused our Company (or any subsidiary) or any of our officers, employees or other agents, or any other individual or entity to violate, any material law, rule, regulation or ordinance, or any material written policy, rule or directive of our Company or our Board of Directors;
(C)	willfully, or because of gross or persistent inaction, failed properly to perform his duties or acted in a manner detrimental to, or adverse to our interests; or
(D)	violated, or failed to perform or satisfy any material covenant, condition or obligation required to be performed or satisfied by him under his employment agreement with us; and that, in the case of any violation or failure referred to in clause (B), (C) or (D), above, such violation or failure has caused, or is reasonably likely to cause, us to suffer or incur a substantial casualty, loss, penalty, expense or other liability or cost.
(7)	Section 280G of the Code disallows a company’s tax deduction for what are defined as “excess parachute payments” and Section 4999 of the Code imposes a 20% excise tax on any person who receives excess parachute payments. As discussed above, Mr. Berman is entitled to certain payments upon termination of his employment, including termination following a change in control of our Company. Under the terms of his employment agreement (see “Employment Agreements”), Mr. Berman is entitled to the full amount of the payments and benefits payable in the event of a Change in Control (as defined in the employment agreement) even if it triggers an excise tax imposed by the tax code if the net after-tax amount would still be greater than reducing the total payments and benefits to avoid such excise tax.
(8)	Under the terms of Mr. Berman’s employment agreement (see “Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason,” then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in section 280(G) of the Code (which was $7,627,933 in 2024) and continued health care coverage.

John L. Kimble

							Involuntary
							Termination
							In Connection
		Quits For “Good			Termination	Termination For	with Change
	Upon Retirement	Reason” (3)	Upon Death	Upon “Disability”	Without “Cause”	“Cause” (4)	of Control (5)
Base Salary	$—	$1,169,858	$—	$—	$1,169,858	$—	$1,169,858
Restricted Stock Units (1)	—	3,281,389	—	—	3,281,389	—	3,281,389
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1)	The product of (x) $28.15 (the closing sale price of the common stock on December 31, 2024) multiplied by (y) the number of unvested restricted shares outstanding.
(2)	Assumes that if the Named Officer is terminated on December 31, 2024, they were employed through the end of the incentive period and no bonus was earned and unpaid.
(3)	Defined as (i) any material reduction of the Named Officer’s base salary, (ii) relocation of the Named Officer’s principal place of employment by more than thirty miles, or (iii) the material change in the nature, titles or scope of the duties, obligations, rights or powers of the Named Officer’s employment resulting from any action or failure to act by us.
(4)	Defined as (i) the Named Officer’s conviction of, or entering a plea of guilty or nolo contendere (which plea is not withdrawn prior to its approval by the court) to, a felony offense and either the Named Officer’s failure to perfect an appeal of such conviction prior to the expiration of the maximum period of time within which, under applicable law or rules of court, such appeal may be perfected or, if he does perfect such an appeal, the sustaining of his conviction of a felony offense on appeal; or (ii) the determination by our Board of Directors, after due inquiry, based on convincing evidence, that the Named Officer has:

(A)	committed fraud against, or embezzled or misappropriated funds or other assets of, our Company (or any subsidiary);

(B)	violated, or caused our Company (or any subsidiary) or any of our officers, employees or other agents, or any other individual or entity to violate, any material law, rule, regulation or ordinance, or any material written policy, rule or directive of our Company or our Board of Directors;

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

In August 2019, following the Recapitalization, our Board of Directors changed the compensation payable to non-employee directors to provide that (i) each director receives an annual cash fee of $100,000 paid quarterly, (ii) each member of a Committee receives an annual cash fee of $5,000, (iii) the chair of the Audit Committee receives an additional cash fee of $15,000 and (iv) the chair of the other Committees receives an additional $10,000. Mr. Winkler, pursuant to the internal rules of his employer, did not receive any fees as a director until Q2 of 2024 when his fees began to be paid to his employer, Benefit Street Partners.

In February 2010 our Board determined the terms for the minimum shareholding requirements. Pursuant to the new minimum shareholding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years. To illustrate: if an average director wishes to sell shares in 2025, he/she will have to hold shares with a market value of at least $218,958 prior to and following any sale of shares calculated as of the date of the sale, such $218,958 minimum calculated by taking the average cash stipend of $109,479 paid during the prior two years multiplied by two.

The following table sets forth the compensation earned by our non-employee directors for our fiscal year ended December 31, 2024:

Director Compensation

						Change in
						Pension Value
						and
		Fees			Non-Equity	Nonqualified
		Earned			Incentive	Deferred
		or Paid in	Stock	Option	Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	Incentive ($)	($)	($)	($)
Alexander Shoghi	2024	135,000	—	—	—	—	—	135,000
Zhao Xiaoqiang (1)	2024	100,000	—	—	—	—	—	100,000
Carole Levine	2024	110,000	—	—	—	—	—	110,000
Lori J. MacPherson	2024	110,000	—	—	—	—	—	110,000
Joshua Cascade	2024	105,000	—	—	—	—	—	105,000
Matthew Winkler (2)	2024	93,750	—	—	—	—	—	93,750
Neilwantie Mahabir (3)	2024	—	—	—	—	—	—	—

(1)	Did not stand for re-election at the 2024 annual meeting.

(2)	Mr. Winkler, pursuant to the internal rules of his employer, did not receive any fees as a director until Q2 of 2024 when his fees began to be paid to his employer, Benefit Street Partners.

(3)	Elected at the 2024 annual meeting.

Employment Agreements and Termination of Employment Arrangements

We entered into an amended and restated employment agreement with Mr. Berman on November 11, 2010. We entered into an amended employment agreement with Mr. McGrath on August 23, 2011 when he became our Chief Operating Officer. Mr. McGrath ceased being an executive officer on December 31, 2023. We entered into a new employment agreement with Mr. Kimble on November 20, 2019 when he became our Chief Financial Officer.

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

On September 27, 2021, the Company amended the employment agreements between the Company and each of Mr. Stephen G. Berman, our Chief Executive Officer, Mr. John (a/k/a Jack) McGrath, our former Chief Operating Officer, and Mr. John Kimble, our Chief Financial Officer. The purpose of the amendments was to change the issuance, past and future, of all restricted stock awards to restricted stock units. All other material terms of the respective employment agreements remain the same, including without limitation, the terms of all such grants including the timing of all vesting periods and the vesting benchmarks.

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

On February 18, 2025, the Company amended the employment agreements between the Company and Messrs. Berman and Kimble to, among other things, (i) extend the terms of their respective Employment Agreements for an additional twenty-seven months through March 31, 2029; (ii) provide for the addition of a performance award consisting of RSUs which will vest in tranches based upon the market price of our common stock, and (iii) under certain circumstances continue, post-termination, to provide certain health insurance benefits to the executive and his family.

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

Employee Benefits Plan

We sponsored for our U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company would make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company-matching contributions, which vest immediately, totaled $1.7 million, $1.5 million and $2.1 million for the year ended December 31, 2024, 2023 and 2022, respectively.

Starting December 2023, we sponsored for certain of our U.S. based senior employees, a nonqualified deferred compensation plan which includes provisions for salary deferrals and discretionary contributions on a deferred tax basis. As of December 31, 2024 we have not made any discretionary matching contributions to the plan. Employees direct the investment of their account balances, and we invest amounts held in the associated investment trust consistent with these directions. The value of the assets held in trust by the nonqualified plan was $1.7 million and $41.1 thousand as of December 31, 2024 and 2023, respectively.

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

Pay vs. Performance

In accordance with rules adopted by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we provide the following information about the relationship between executive compensation for our principal executive officers (“PEOs”) and non-PEO named executive officers (“NEOs”) as well as certain financial performance of the Company. The following table sets forth additional compensation information for our principal executive officer (PEO) and our non-PEO named executive officers (“Non-PEO NEOs”), calculated in accordance with Item 402(v) of Regulation S-K, for fiscal years 2024, 2023 and 2022.

			Average		Value of Initial
			Summary Compensation	Average Compensation	Fixed $100 Investment
	Summary Compensation	Compensation	Table Total for	Actually Paid to	Investment Based on Total
Year	Table Total For PEO (1)	Actually Paid To PEO (2)	Non-PEO NEOs (3)	Non-PEO NEOs (4)	Non-PEO NEOs (5)	Net Income (in millions)
2024	$8,300,071	$3,933,102	$2,273,861	$945,505	$277.07	$34,200
2023	10,522,375	22,454,003	2,126,995	4,786,597	349.90	38,113
2022	13,087,414	15,174,520	2,252,570	3,082,281	172.15	91,083

(1)	The dollar amounts reported are the amounts of total compensation reported for our PEO, Stephen G. Berman, in the Summary Compensation Table of our 10-K for fiscal years 2024, 2023 and 2022.
(2)	The dollar amounts reported represent the amount of “compensation actually paid”, as computed in accordance with SEC rules. The dollar amounts reported are the amounts of total compensation reported for Mr. Berman during the applicable year, but also include (i) the year-end value of equity awards granted during the reported year, (ii) the change in the value of equity awards that were unvested at the end of the prior year, measured through the date the awards vested, or through the end of the reported fiscal year, (iii) value of equity awards issued and vested during the reported fiscal year, and (iv) reduced by the value of equity awards granted in prior years that were forfeited in subsequent years.
(3)	The dollar amounts reported are the average of the total compensation reported for our NEOs, other than our PEO, namely Mr. Kimble for fiscal year 2024 and Messrs. Kimble and McGrath for fiscal years 2023 and 2022.
(4)	The dollar amounts reported represent the average amount of “compensation actually paid”, as computed in accordance with SEC rules, for our NEOs, other than our PEO. The dollar amounts reported are the average of the total compensation reported for our NEOs, other than our PEO in the Summary Compensation Table for fiscal years 2024, 2023 and 2022, but also include (i) the year-end value of equity awards granted during the reported year, (ii) the change in the value of equity awards that were unvested at the end of the prior year, measured through the date the awards vested, or through the end of the reported fiscal year, (iii) value of equity awards issued and vested during the reported fiscal year, and (iv) reduced by the value of equity awards granted in prior years that were forfeited in subsequent years.
(5)	Assumes an investment of $100 for the period starting on January 1, 2022 through the end of the listed fiscal year. The closing prices of the Company’s common stock as reported on Nasdaq, as applicable, on the following trading days were: (i) $17.49 on December 31, 2022; (ii) $35.55 on December 31, 2023; and (iii) $28.15 on December 31, 2024.

The following table details the adjustments to the Summary Compensation Table to determine average “compensation actually paid” for the PEO and NEOs (other than the PEO), as computed in accordance with SEC Item 402(v). Amounts do not reflect the actual compensation earned by or paid to our PEO and NEOs during the applicable year.

	PEO			NEO
	2024	2023	2022	2024	2023	2022
Total Compensation (Per Comp Table)	$8,300,071	$10,522,375	$13,087,414	$2,273,861	$2,126,995	$2,252,570
Less: Grant date FV of RSUs on Summary Compensation Table	(3,500,004)	(3,499,994)	(5,726,466)	(877,410)	(681,822)	(936,002)
Add: YE FV of RSUs granted in CY and unvested in CY	2,771,452	7,114,053	6,960,425	694,770	1,385,863	1,280,242
Add: Change in FV of unvested awards granted in PY	(3,033,393)	6,907,625	837,709	(679,964)	1,370,420	404,785
Add: Change in FV from PY to vesting date of awards granted in PY that vested in CY	(605,024)	1,409,944	15,438	(198,594)	604,432	80,687
Less: Performance-based shares forfeited in CY (FV @ end of PY YE)	—	—	—	(267,158)	(19,291)	—
Average compensation actually paid	$3,933,102	$22,454,003	$15,174,520	$945,505	$4,786,597	$3,082,282

In accordance with Item 402(v) requirements, the fair values of unvested and outstanding equity awards were remeasured as of the end of each fiscal year, and as of each vesting date, during the years displayed in the table above.

Option Grant Practices

In recent years, we have not granted stock options, stock appreciation rights or similar instruments with option-like features to our employees. We therefore (i) do not grant, and have not granted, such instruments in anticipation of the release of material nonpublic information, (ii) we do not time, and have not timed, the release of material nonpublic information based on grant dates of such instruments or for the purpose of affecting the value of executive compensation and (iii) we do not take, and have not taken, material nonpublic information into account when determining the timing and terms of such instruments. As options, stock appreciation rights or similar instruments with option-like features have not been an element of employee compensation in recent years, we do not have a formal policy with respect to the timing of grants thereof, and we did not grant options, stock appreciation rights or similar instruments with option-like features in 2024.

Compensation Recovery Policy

Effective December 1, 2023, our Board of Directors adopted a policy (commonly known as a “clawback” policy) which provides for the recovery of erroneously awarded incentive compensation to certain of our officers in the event that we are required to prepare an accounting restatement due to material noncompliance by us with any financial reporting requirements under the federal securities laws. This policy is designed to comply with Section 10D of the Securities Exchange Act of 1934, as amended, Rule 10D-1 promulgated thereunder, Nasdaq Listing Rule 508, and such other applicable rules and regulations (the “Listing Standards”). The policy is administered by our Board of Directors or, if so designated by the Board of Directors, the Compensation Committee (in either case, the “Administrator”). Any determinations made by the Administrator shall be final and binding on all affected individuals.

The individuals covered by this policy (the “Covered Executives”) are any current or former executive officers, as determined by the Administrator in accordance with the definition of executive officer set forth in Rule 10D-1 and the Listing Standards.

The policy covers our recoupment of “Incentive-Based Compensation” (as defined in the policy) received by a person after beginning service as a Covered Executive and who served as a Covered Executive at any time during the performance period for that Incentive Compensation. In the event we are required to prepare an accounting restatement, the policy requires us to recover, reasonably promptly, any erroneously awarded Incentive-Based Compensation received by any Covered Executive during the three completed fiscal years immediately preceding the date on which we are required to prepare such accounting restatement, all as as determined by the Administrator.

The amount required to be recovered is the excess of the amount of Incentive-Based Compensation received over the amount that otherwise would have been received had it been determined based on the restated financial measure.

The foregoing description of our Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of such policy, a copy of which is filed as an exhibit to this Report and is incorporated herein by reference. Capitalized terms used above and not defined shall have the meanings assigned them in the Policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 1, 2025 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (3)		Percent of Outstanding Shares (4)
Lawrence I. Rosen	1,885,672	(5)	16.9%
BlackRock, Inc.	597,858	(6)	5.4
Stephen G. Berman	307,042	(7)	2.8
John L. Kimble	115,173	(8)	1.0
Alexander Shoghi	12,564	(9)	*
Zhao Xiaoqiang	9,629	(10)	*
Matthew Winkler	—		—
Lori MacPherson	—		—
Joshua Cascade	—		—
Carole Levine	—		—
Neilwantie Mahabir	—		—
All directors and executive officers as a group (8 persons)	434,779	(10)	3.9

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 2951 28th Street, Santa Monica, California 90405.
(2)	The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 1, 2025. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.
(3)	Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares. All share amounts have been adjusted to reflect the 1-10 reverse split effective July 9, 2020.
(4)	Based upon 11,146,230 shares outstanding on March 1, 2025. Does not include, unless noted otherwise, any shares of common stock issuable upon the conversion of any Restricted Stock Units (“RSUs”).
(5)	The address of Mr. Rosen is 1578 Sussex Turnpike (Bldg. 5), Randolph, NJ 07689. Possesses shared voting and dispositive power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from a Schedule 13D/A filed on June 24, 2024.
(6)	The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001. Possesses sole voting power with respect to 597,858 shares and sole power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on November 8, 2024.

(7)	Does not include an aggregate of 523,755 shares of common stock underlying unvested RSUs issued pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as amended to date) which RSUs are further subject to the terms of Restricted Stock Unit Award Agreements with Mr. Berman (the “Berman Agreement”). Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company’s Board of Directors.
(8)	Does not include 136,102 shares underlying currently unvested RSUs which will vest pursuant to the terms of Mr. Kimble’s November 18, 2019 Employment Agreement (as amended to date), which RSUs are further subject to the terms of our Restricted Stock Unit Award Agreements with Mr. Kimble (the “Kimble Agreement”). The Kimble Agreement provides that Mr. Kimble will forfeit his rights to some or all of such RSUs unless certain conditions precedent are met, as described in the Kimble Agreement. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company’s Board of Directors.
(9)	Consists of 12,564 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company’s Board of Directors.
(10)	Does not include any shares underlying RSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a) Transactions with Related Persons

In March 2017, the Company entered into an equity purchase agreement with Hong Kong Meisheng Cultural Company Limited (“Meisheng”) which provided, among other things, that as long as Meisheng and its affiliates hold 10% or more of the issued and outstanding shares of common stock of the Company, Meisheng shall have the right from time to time to designate a nominee for election to the Company’s board of directors. Since such time, Mr. Xiaoqiang Zhao was Meisheng’s nominee. Meisheng and its affiliates own less than 10% of the Company’s outstanding shares of common stock. Mr. Zhao did not stand for reelection as director at the Company’s 2024 annual meeting. Since December 6, 2024, Meisheng is not represented on the Company’s board of directors and thus ceased to be a related party to the company.

Meisheng serves as a significant manufacturer of the Company. For the years ended December 31, 2024, 2023 and 2022, the Company made inventory, molds and tooling related payments to Meisheng of approximately $98.4 million, $75.7 million and $120.5 million respectively. As of December 31, 2024 and 2023, amounts due to Meisheng for inventory received by the Company, but not paid totaled $13.5 million and $12.3 million, respectively. For the year ended December 31, 2024, the Company recorded sales revenues of $0.1 million from Party X People GMBH, a subsidiary of Meisheng.

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

The following are the fees of BDO USA, our principal accountant (PCAOB ID: 243), for the two years ended December 31, 2024, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2024	2023
Audit Fees	$2,192,082	$2,290,513
Audit Related Fees	4,500	4,400
	$2,196,582	$2,294,913

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2024 and 2023

●	Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022

●	Consolidated Statements of Other Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022

●	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (26)
3.1.2	Certificate of Amendment to Certificate of Designations of Series A Senior Preferred Stock (31)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (2)
3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (3)
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (37)
3.1.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (27)
3.1.7	Amended and Restated Certificate of Designations of Series A Senior Preferred Stock (27)
3.2.1	Second Amended and Restated By-Laws of the Company (26)
3.2.2	Third Amended and Restated By-Laws of the Company (27)
3.3	Amendment No. 1 to Third Amended and Restated By-Laws of the Company (15)

10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.2.2	2021 Amendment to 2002 Stock Award and Incentive Plan (24)
10.2.3	2023 Amendment to 2002 Stock award and Incentive plan (25)
10.3.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.3.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.3.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.3.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)
10.3.5	Amendment Number Three dated August 9, 2019 to Mr. Berman’s Second Amended and Restated Employment Agreement (26)
10.3.6*	Amendment Number Four dated November 18, 2019 to Mr. Berman’s Second Amended and Restated Employment Agreement (30)
10.3.7	Amendment Number Five dated February 18, 2021 to Mr. Berman’s Second Amended and Restated Employment Agreement (36)
10.3.8	Amendment Number Six dated September 27, 2021 to Mr. Berman’s Second Amended and Restated Employment Agreement (34)
10.3.9	Amendment Number Seven dated October 25, 2022 to Mr. Berman’s Second Amended and Restated Employment Agreement (28)
10.3.10	Amendment Number Eight dated March 30, 2023 to Mr. Berman’s Second Amended and Restated Employment Agreement (32)
10.4	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.5	Form of Restricted Stock Agreement (10)
10.5.1	Form of Restricted Stock Unit Agreement (34)
10.6	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.6.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.6.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.6.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
10.6.4	Fourth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 29, 2016 (22)
10.6.5	Fifth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated February 28, 2018 (33)
10.6.6	Sixth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated December 31, 2019 (29)
10.6.7	Seventh Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 18, 2021 (41)
10.6.8	Eighth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 27, 2021 (34)

10.6.9	Eighth Amendment to Employment Agreement between the Company and John a//k/a Jack McGrath, dated March 7, 2023 (35)
10.6.10	Assignment Agreement dated March 7, 2023 with John a/k/a Jack McGrath (19)
10.7*	Letter Agreement dated November 18, 2019 between the Company and John L. Kimble (30)
10.7.1	First Amendment to Employment Agreement between the Company and John L. Kimble dated February 18, 2021 (36)
10.7.2	Second Amendment to Employment Agreement between the Company and John L. Kimble dated September 27, 2021 (34)
10.7.3	Second Amendment to Employment Agreement between the Company and John L. Kimble dated October 25, 2022 (28)
10.8*	Credit Agreement, dated as of June 2, 2021, by and among JAKKS Pacific, Inc., Disguise, Inc., JAKKS Sales LLC, and Moose Mountain Marketing, Inc., as borrowers, other Loan Parties hereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (23)
10.9*	First Lien Term Loan Facility Credit Agreement, dated as of June 2, 2021, by and among JAKKS Pacific, Inc. and its subsidiaries parties thereto as borrowers, the lenders party thereto, as lenders, and BSP Agency, LLC, as agent (23)
10.9.1*	First Amendment to First Lien Term Loan Facility Credit Agreement, dated as of June 2, 2021, by and among JAKKS Pacific, Inc. and its subsidiaries parties thereto as borrowers, the lenders party thereto, as lenders, and BSP Agency, LLC, as agent (40)
10.10	Termination of Voting Agreement dated August 3, 2022 between the Company and its Preferred Stockholders (39)
10.11	At Market Issuance Sales Agreement between Registrant and B. Riley Securities, Inc. dated October 20, 2022 (38)
14	Code of Ethics (18)
19	Insider Trading Policies and Procedures (**)
21	Subsidiaries of the Company (**)
23.1	Consent of BDO USA, P.C. (**)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (**)
31.2	Rule 13a-14(a)/15d-14(a) Certification of John L. Kimble (**)
32.1	Section 1350 Certification of Stephen G. Berman (**)
32.2	Section 1350 Certification of John L. Kimble (**)
97	Policy Relating to Recovery of Erroneously Awarded Compensation (**)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an annex to the Company’s Schedule 14A filed October 28, 2019 and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 9, 2020 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed December 21, 2023 and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 10, 2023 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 30, 2016 and incorporated herein by reference.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 3, 2021 and incorporated herein by reference.
(24)	Filed previously as an annex to the Company’s Schedule 14A filed October 8, 2021 and incorporated herein by reference.
(25)	Filed previously as an annex to the Company’s Revised Schedule 14A filed November 9, 2023 and incorporated herein by reference.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 9, 2019 and incorporated herein by reference.

(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 15, 2022 and incorporated herein by reference.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 28, 2022 and incorporated herein by reference.
(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed January 2, 2020 and incorporated herein by reference.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 20, 2019 and incorporated herein by reference.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 31, 2023 and incorporated herein by reference.
(33)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, filed March 18, 2019, and incorporated herein by reference.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 1, 2021 and incorporated herein by reference.
(35)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 10, 2023 and incorporated herein by reference.
(36)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 19, 2021 and incorporated herein by reference.
(37)	Filed previously as an annex to the Company’s Schedule 14A filed March 16, 2021 and incorporated herein by reference.
(38)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-3/A filed on October 27, 2022 and incorporated herein by reference.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2022 and incorporated herein by reference.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 2, 2022 and incorporated herein by reference.
(41)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 24, 2021 and incorporated herein by reference.

(*)	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.
(**)	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 06, 2025	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. BERMAN	Director and	March 06, 2025
Stephen G. Berman	Chief Executive Officer

Chief Financial Officer
/s/ JOHN L. KIMBLE	(Principal Financial Officer and	March 06, 2025
John L. Kimble	Principal Accounting Officer)

/s/ CAROLE LEVINE	Director	March 06, 2025
Carole Levine

/s/ JOSHUA CASCADE	Director	March 06, 2025
Joshua Cascade

/s/ MATTHEW WINKLER	Director	March 06, 2025
Matthew Winkler

/s/ ALEXANDER SHOGHI	Director	March 06, 2025
Alexander Shoghi

/s/ LORI MACPHERSON	Director	March 06, 2025
Lori MacPherson

/s/ NEILWANTIE MAHABIR	Director	March 06, 2025
Neilwantie Mahabir