Form 10-Q
period 2025-03-31
JAKKS PACIFIC INC
filed 2025-04-30
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number: 001-35448

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

The number of shares outstanding of the issuer’s common stock is 11,146,230 as of April 30, 2025.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2025

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss	4
	Condensed Consolidated Statements of Stockholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	24

Signatures		25
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$59,188	$69,936
Restricted cash	207	201
Accounts receivable, net of allowance for credit losses of $4,923 and $4,919 at March 31, 2025 and December 31, 2024, respectively	95,611	131,629
Inventory	53,163	52,780
Prepaid expenses and other assets	19,854	14,141
Total current assets	228,023	268,687
Property and equipment
Office furniture and equipment	10,039	10,049
Molds and tooling	125,406	125,618
Leasehold improvements	7,048	6,956
Total	142,493	142,623
Less accumulated depreciation and amortization	124,592	126,981
Property and equipment, net	17,901	15,642
Operating lease right-of-use assets, net	52,721	53,254
Other long-term assets	1,737	1,781
Deferred income tax assets, net	70,404	70,394
Goodwill	35,085	35,111
Total assets	$405,871	$444,869
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$44,489	$42,560
Accounts payable - Meisheng (related party)	—	13,461
Accrued expenses	37,200	48,456
Reserve for sales returns and allowances	26,229	35,817
Income taxes payable	1,093	1,035
Short-term operating lease liabilities	9,806	8,091
Total current liabilities	118,817	149,420
Long-term operating lease liabilities	47,110	48,433
Accrued expenses – long term	2,909	2,563
Income taxes payable	2,009	3,620
Total liabilities	170,845	204,036

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,146,230 and 11,025,582 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	295,931	297,198
Accumulated deficit	(44,860)	(39,692)
Accumulated other comprehensive loss	(16,556)	(17,184)
Total JAKKS Pacific, Inc. stockholders’ equity	234,526	240,333
Non-controlling interests	500	500
Total stockholders’ equity	235,026	240,833
Total liabilities, preferred stock and stockholders’ equity	$405,871	$444,869

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2025	2024
Net sales	$113,253	$90,076
Cost of sales:
Cost of goods	54,626	53,821
Royalty expense	18,168	13,776
Amortization of tools and molds	1,446	1,427
Cost of sales	74,240	69,024
Gross profit	39,013	21,052
Direct selling expenses	8,696	8,097
General and administrative expenses	33,961	34,192
Depreciation and amortization	113	87
Selling, general and administrative expenses	42,770	42,376
Loss from operations	(3,757)	(21,324)
Other income (expense), net	5	138
Interest income	362	376
Interest expense	(155)	(143)
Loss before benefit from income taxes	(3,545)	(20,953)
Benefit from income taxes	(1,163)	(6,728)
Net loss	(2,382)	(14,225)
Net income attributable to non-controlling interests	—	280
Net loss attributable to JAKKS Pacific, Inc.	$(2,382)	$(14,505)
Net loss attributable to common stockholders	$(2,382)	$(13,175)
Loss per share - basic and diluted	$(0.21)	$(1.27)
Shares used in loss per share - basic and diluted	11,146	10,354
Comprehensive loss	$(1,754)	$(14,790)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(1,754)	$(15,070)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

Three Months Ended March 31, 2025
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2024	$11	$297,198	$(39,692)	$(17,184)	$240,333	$500	$240,833
Share-based compensation expense	—	2,552	—	—	2,552	—	2,552
Repurchase of common stock for employee tax withholding	—	(3,819)	—	—	(3,819)	—	(3,819)
Cash dividend declared, $0.25 per share	—	—	(2,786)	—	(2,786)	—	(2,786)
Net loss	—	—	(2,382)	—	(2,382)	—	(2,382)
Foreign currency translation adjustment	—	—	—	628	628	—	628
Balance, March 31, 2025	$11	$295,931	$(44,860)	$(16,556)	$234,526	$500	$235,026

Three Months Ended March 31, 2024
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2023	$10	$278,642	$(73,612)	$(15,627)	$189,413	$708	$190,121
New stock issuance	1	—	—	—	1	—	1
Share-based compensation expense	—	2,575	—	—	2,575	—	2,575
Non-controlling interests – capital reduction	—	—	—	—	—	(488)	(488)
Repurchase of common stock for employee tax withholding	—	(5,132)	—	—	(5,132)	—	(5,132)
Preferred stock accrued dividends	—	(390)	—	—	(390)	—	(390)
Preferred stock redemption	—	16,329	—	—	16,329	—	16,329
Net income (loss)	—	—	(14,505)	—	(14,505)	280	(14,225)
Foreign currency translation adjustment	—	—	—	(565)	(565)	—	(565)
Balance, March 31, 2024	$11	$292,024	$(88,117)	$(16,192)	$187,726	$500	$188,226

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	(Unaudited)
	2025	2024
Cash flows from operating activities
Net loss	$(2,382)	$(14,225)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery of) provision for credit losses	(11)	1,126
Depreciation and amortization	1,559	1,514
Write-off and amortization of debt issuance costs	79	79
Share-based compensation expense	2,552	2,575
Gain on disposal of property and equipment	1	2
Deferred income taxes	(10)	1
Changes in operating assets and liabilities:
Accounts receivable	36,029	42,796
Inventory	(383)	6,306
Prepaid expenses and other assets	(4,727)	(11,199)
Accounts payable	(575)	(10,489)
Accounts payable - Meisheng (related party)	(12,706)	(3,637)
Accrued expenses	(11,256)	(13,521)
Reserve for sales returns and allowances	(9,588)	(10,672)
Income taxes payable	(1,553)	(3,735)
Other liabilities	1,271	216
Total adjustments	682	1,362
Net cash used in operating activities	(1,700)	(12,863)
Cash flows from investing activities
Purchases of property and equipment	(2,070)	(2,228)
Investments in employee deferred compensation trusts	(995)	(1,407)
Proceeds from sale of property and equipment	—	1
Net cash used in investing activities	(3,065)	(3,634)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(3,819)	—
Redemption of preferred stock	—	(20,000)
Cash dividend paid	(2,786)	—
Net cash used in financing activities	(6,605)	(20,000)
Net decrease in cash, cash equivalents and restricted cash	(11,370)	(36,497)
Effect of foreign currency translation	628	(565)
Cash, cash equivalents and restricted cash, beginning of period	70,137	72,554
Cash, cash equivalents and restricted cash, end of period	$59,395	$35,492
Supplemental disclosure of non-cash activities:
Right-of-use assets exchanged for lease liabilities	$5,053	$3,532
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$406	$1,312
Cash paid for interest	$0	$36

As of March 31, 2025 and 2024, there was $4.7 million and $3.1 million, respectively, of property and equipment purchases included in accounts payable.

As of March 31, 2025 and 2024, the Company had accrued nil and $5.1 million, respectively, for repurchases of common stock for employee tax withholding.

On March 11, 2024, the Company issued $15.0 million in common stock as part of the consideration to redeem the preferred stock derivative liability (see Note 8 – Common Stock and Preferred Stock).

See Notes 5 and 8 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2024.

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

 In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for the Company for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted this standard as of December 31, 2024, which resulted in incremental segment disclosures. See Note 2 - Business Segments, Geographic Data and Sales by Major Customers.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The new guidance improves disclosures about a public business entity’s expenses by requiring disaggregated disclosures of certain types of expenses, including purchases of inventory, employee compensation, depreciation, intangible amortization and depletion, as applicable, for each income statement caption that includes those expenses. In addition, the standard will require entities to define and disclose total selling expenses. The standard is effective for public business entities such as the Company for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements and related disclosures.

No new additional accounting pronouncements were issued or adopted for the three months ended March 31, 2025 that materially impacted the Company.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

Note 2 — Business Segments, Geographic Data and Sales by Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio of products. The Company’s segments are (i) Toys/Consumer Products (“TCP”) and (ii) Costumes.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2025 and 2024 and as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025			2024
	TCP	Costumes	Total	TCP	Costumes	Total
Net Sales	$107,438	$5,815	$113,253	$82,910	$7,166	$90,076
Cost of Sales (A)	69,239	5,001	74,240	65,055	3,969	69,024
Gross Profit	38,199	814	39,013	17,855	3,197	21,052

Direct selling expenses	7,966	730	8,696	6,846	1,251	8,097
Product development and testing expenses	2,015	384	2,399	1,665	299	1,964
Divisional general and administrative expenses (A), (B)	5,557	3,231	8,788	6,237	4,012	10,249
Allocated headquarter general & administrative expenses (A), (C)	21,740	1,147	22,887	20,317	1,749	22,066
Income (loss) from operations	921	(4,678)	(3,757)	(17,210)	(4,114)	(21,324)
Other income (expense), net			5			138
Interest income			362			376
Interest expense			(155)			(143)
Income before benefit from income taxes			$(3,545)			$(20,953)

(A) Includes depreciation and amortization	$1,550	$9	$1,559	$1,499	$15	$1,514

(B)	Consist mainly of payroll and related expenses, rent, depreciation and other general and administrative expenses.
(C)	Consist mainly of payroll related expenses, rent, depreciation and other general and administrative expenses.

	March 31,	December 31,
	2025	2024
Assets
Toys/Consumer Products	$388,178	$429,254
Costumes	17,693	15,615
	$405,871	$444,869

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Long-lived Assets
United States	$50,369	$53,020
China	15,850	13,553
Hong Kong	2,236	582
Italy	776	754
United Kingdom	735	808
Mexico	512	31
Canada	103	107
France	41	41
	$70,622	$68,896

	Three Months Ended
	March 31,
	2025	2024
Net Sales by Customer Area
United States	$88,944	$70,430
Europe	11,810	5,735
Latin America	7,459	7,996
Canada	3,279	3,370
Asia	751	965
Australia & New Zealand	613	1,346
Middle East & Africa	397	234
	$113,253	$90,076

Major Customers

Net sales to major customers globally for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2025		2024
		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales
Walmart	$36,260	32.0%	$21,294	23.6%
Target	29,444	26.0	26,667	29.6
	$65,704	58.0%	$47,961	53.2%

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

March 31, 2025

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Finished goods	$53,163	$52,780
	$53,163	$52,780

The inventory obsolescence reserve was $6.5 million and $10.9 million as of March 31, 2025 and December 31, 2024, respectively.

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

The Company offers various discounts, pricing concessions, and other allowances to customers, all of which are considered in determining the transaction price. Certain discounts and allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenue. Other discounts and allowances can vary and are determined at management’s discretion (variable consideration). Specifically, the Company occasionally grants discretionary credits to facilitate markdowns and sales of slow-moving merchandise, and consequently accrues an allowance based on historic credits and management estimates. The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Generally, these allowances range from 1% to 30% of gross sales and are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. To the extent these cooperative advertising arrangements provide a distinct benefit at fair value, they are accounted for as direct selling expenses, otherwise they are recorded as a reduction to revenue. Further, while the Company generally does not allow product returns, the Company does make occasional exceptions to this policy and consequently records a sales return allowance based upon historic return amounts and management estimates. These allowances (variable consideration) are estimated using the expected value method and are recorded at the time of sale as a reduction to revenue. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. The variable consideration is not constrained as the Company has sufficient history on the related estimates and does not believe there is a risk of significant revenue reversal.

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred. For the three months ended March 31, 2025 and 2024, sales commissions were $0.4 million and $0.3 million, respectively.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the three months ended March 31, 2025 and 2024, shipping and handling costs were $2.3 million and $1.6 million, respectively.

The Company’s reserve for sales returns and allowances amounted to $26.2 million as of March 31, 2025, compared to $35.8 million as of December 31, 2024.

The Company’s net accounts receivable as of March 31, 2025 and December 31, 2024 were $95.6 million and $131.6 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

Note 5 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan”), as agent and lender for a $67,500,000 senior secured revolving credit facility (the “JPMorgan ABL Facility”). The Company pays a commitment fee (0.25% - 0.375%) based on the unused portion of the revolving credit facility. The JPMorgan ABL Facility matures in June 2026. As of March 31, 2025 the weighted average interest rate on the credit facility with JPMorgan Chase Bank was nil.

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

As of March 31, 2025, the amount of outstanding borrowings was nil and the total excess borrowing availability was $61.8 million.

As of March 31, 2025, off-balance sheet arrangements include letters of credit issued by JPMorgan of $4.4 million.

Amortization expense classified as interest expense related to the $1.6 million of debt issuance costs associated with the transaction that closed on June 2, 2021 (i.e., JPMorgan ABL Credit Agreement) was $0.1 million for the three months ended March 31, 2025 and March 31, 2024.

As of March 31, 2025, the Company was in compliance with the financial covenants under the JPMorgan ABL Credit Agreement.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

Note 6 — Income Taxes

The Company’s income tax benefit of 1.2 million for the three months ended March 31, 2025, reflects an effective tax rate of 32.8%. The Company’s income tax benefit of $6.7 million for the three months ended March 31, 2024, reflects an effective tax rate of 32.1%. The tax benefit for the three months ended March 31, 2025 and 2024 primarily relates to discrete items and the tax benefit related to the overall worldwide loss (i.e. federal, state, and foreign).

From time to time, in the normal course of business, the Company may be audited by federal, state and foreign tax authorities. At this time, the Company has at least one audit underway. The Company currently cannot assess the impact of the outcome on its condensed consolidated financial statements.

Note 7 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
Loss per share - basic and diluted	2025	2024
Net loss	$(2,382)	$(14,225)
Net income attributable to non-controlling interests	—	280
Net loss attributable to JAKKS Pacific, Inc.	(2,382)	(14,505)
Redemption of preferred stock	—	1,330
Net loss attributable to common stockholders *	$(2,382)	$(13,175)
Weighted average common shares outstanding - basic and diluted	11,146	10,354
Loss per share available to common stockholder - basic and diluted	$(0.21)	$(1.27)

*	Net loss attributable to common stockholders was computed by deducting the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock and fair value of the related derivative liability of $1.3 million for the three months ended March 31, 2024.

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units to the extent they are dilutive). Potentially dilutive restricted stock units of 359,344 and 545,145 for the three months ended March 31, 2025 and 2024, respectively, were excluded from the computation of diluted loss per share since they would have been anti-dilutive.

Note 8 — Common Stock and Preferred Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

During 2025, certain employees, including two executive officers, surrendered an aggregate of 135,672 shares of restricted stock units for $3.8 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 1,357 shares of restricted stock granted in 2023 and 2024 with a value of approximately $38.1 thousand was forfeited during 2025.

During 2024, certain employees, including two executive officers, surrendered an aggregate of 147,612 shares of restricted stock units for $5.1 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 13,714 shares of restricted stock granted in 2022 and 2023 with a value of approximately $0.2 million was forfeited during 2024.

A quarterly dividend of $0.25 per share for owners of record as of March 3, 2025 was declared on February 18, 2025 and paid on March 31, 2025. No dividend was declared or paid in 2024.

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of March 31, 2025, the Company did not sell any shares of common stock under the ATM Agreement.

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

As of March 31, 2025, the Company has not sold any securities pursuant to its shelf registration statement.

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

The Series A Preferred Stock had the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends had been declared or paid. Prior to the redemption, for the three months ended March 31, 2024, the Company recorded $0.4 million of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

March 31, 2025

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

Prior to the redemption, the Series A Preferred Stock redemption amount was contingent upon certain events with no stated redemption date. In accordance with the SEC guidance within ASC Topic 480, Distinguishing Liabilities from Equity: Classification and Measurement of Redeemable Securities, the Company classified the Series A Preferred Stock as temporary equity as the Series A Preferred Stock contained a redemption feature which was contingent upon certain deemed liquidation events, the occurrence of which may not solely have been within the control of the Company.

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

The Company considered the repurchase option to have no value as the likelihood was remote that this event, within the Company’s control, would ever occur. The liability was accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company’s condensed consolidated statements of operations (see Note 13 – Fair Value Measurement). The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was based on management’s estimates of the probability of a change of control event occurring.

Accordingly, these two embedded derivatives were accounted for separately from the Series A Preferred Stock at fair value.

As of March 31, 2024, the Company had redeemed all of the outstanding shares of the Series A Preferred Stock.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which was recorded in temporary equity:

2024
Balance, January 1,	$5,992
Preferred stock accrued dividends	390
Preferred stock redemption	(6,382)
Balance, March 31,	$—

Note 9 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. For the three months ended March 31, 2025, there were no events or circumstances that indicated that an impairment loss may have been incurred.

Note 10 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(2,382)	$(14,225)
Other comprehensive income (loss):
Foreign currency translation adjustment	628	(565)
Comprehensive loss	(1,754)	(14,790)
Less: Comprehensive loss attributable to non-controlling interests	—	280
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(1,754)	$(15,070)

Note 11 — Litigation and Contingencies

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

Note 12 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”), as amended, provides for the awarding of stock options, restricted stock and restricted stock units to certain key employees, executive officers and non-employee directors. Current awards under the Plan include grants to executive officers and certain key employees of restricted stock units, with vesting contingent upon the completion of specified service periods ranging from one year to four years and/or (b) meeting certain financial performance and/or market-based metrics. Shares for the restricted stock units are not issued until they vest.

The following table summarizes the total share-based compensation expense recognized for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Share-based compensation expense	$2,552	$2,575

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the three months ended March 31, 2025 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	1,008,400	$22.51
Granted	269,259	30.62
Vested	(256,333)	16.44
Forfeited	(1,357)	28.10
Outstanding, March 31, 2025	1,019,969	26.17

As of March 31, 2025, there was $17.0 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

As of March 31, 2025, the fair market value of non-vested restricted stock units was $25.2 million.

Note 13 — Fair Value Measurements

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

March 31, 2025

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Carrying Amount as of March 31,	Fair Value Measurements As of March 31, 2025
	2025	Level 1	Level 2	Level 3
Money market funds	$40,468	$40,468	$—	$—
Investments in employee deferred compensation trusts	2,680	2,680	—	—

	Carrying Amount as of December 31,	Fair Value Measurements As of December 31, 2024
	2024	Level 1	Level 2	Level 3
Money market funds	$39,907	$39,907	$—	$—
Investments in employee deferred compensation trusts	1,686	1,686	—	—

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. Investments in employee deferred compensation trusts which are comprised of mutual funds are classified as trading securities are included in prepaid and other assets on the condensed consolidated balance sheets. For the three months ended March 31, 2025 and 2024, changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation totaled $(142.4) thousand and $73.4 thousand, respectively, and are recognized in other general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income.

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Preferred stock derivative liability	2024
Balance, January 1,	$29,947
Change in fair value	—
Extinguishment through redemption of preferred stock	(29,947)
Balance, March 31,	$—

The Company’s Series A Preferred derivative liability was classified within Level 3 of the fair value hierarchy because unobservable inputs were used in estimating the fair value. The fair value of the redemption provision embedded in the Series A Preferred Stock is estimated based on a discounted cash flow model and probability assumptions based on management’s estimates of a change of control event occurring. The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. In subsequent periods, the derivative liability was accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company’s condensed consolidated statements of operations.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

The preferred stock derivative liability was extinguished on March 11, 2024.

The Company’s cash and cash equivalents including restricted cash, accounts receivable, accounts payable, and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value due to the short-term nature of the instruments.

Note 14 — Related Party Transactions

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

Meisheng also serves as a significant manufacturer of the Company. For the three months ended March 31, 2024, the Company made inventory-related payments to Meisheng of approximately $14.9 million. As of December 31, 2024, amounts due to Meisheng for inventory received by the Company, but not paid totaled $13.5 million, respectively.

Note 15 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Income tax receivable	$8,826	$8,798
Prepaid expenses	4,457	2,306
Royalty advances	3,463	941
Employee retention credit	285	285
Other assets	2,823	1,811
Prepaid expenses and other assets	$19,854	$14,141

Note 16 — Subsequent events

On April 25, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend will be payable on June 27, 2025, to shareholders of record at the close of business on May 30, 2025.

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

Critical Accounting Estimates

Our critical accounting policies and estimates are included in the 2024 Annual Report on Form 10-K and did not materially change during the first three months of 2025.

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended March 31,
	(Unaudited)
	2025	2024
Net sales	100.0%	100.0%
Cost of sales:
Cost of goods	48.3	59.7
Royalty expense	16.0	15.3
Amortization of tools and molds	1.3	1.6
Cost of sales	65.6	76.6
Gross profit	34.4	23.4
Direct selling expenses	7.7	9.0
General and administrative expenses	29.9	38.0
Depreciation and amortization	0.1	0.1
Selling, general and administrative expenses	37.7	47.1
Loss from operations	(3.3)	(23.7)
Other income (expense), net	—	0.2
Interest income	0.3	0.4
Interest expense	(0.1)	(0.2)
Loss before benefit from income taxes	(3.1)	(23.3)
Benefit from income taxes	(1.0)	(7.5)
Net loss	(2.1)	(15.8)
Net income (loss) attributable to non-controlling interests	—	0.3
Net loss attributable to JAKKS Pacific, Inc.	(2.1)%	(16.1)%

The following unaudited table sets forth, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended March 31,
	(Unaudited)
	2025	2024
Net Sales
Toys/Consumer Products	$107,438	$82,910
Costumes	5,815	7,166
	113,253	90,076
Cost of Sales
Toys/Consumer Products	69,239	65,055
Costumes	5,001	3,969
	74,240	69,024
Gross Profit
Toys/Consumer Products	38,199	17,855
Costumes	814	3,197
	$39,013	$21,052

Comparison of the Three Months Ended March 31, 2025 and 2024

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $107.4 million for the three months ended March 31, 2025 compared to $82.9 million for the prior year period, representing an increase of $24.5 million, or 29.6%. The increase was driven by higher sales in Dolls, Role-Play/Dress-up, up 36.7% versus a year ago, due to higher sales related to the Moana 2 Movie product as well as increases in Disney Princess and Style Collection products. Additionally, net sales from the Action Play & Collectibles division were up 29.9% due to higher net sales from the Sonic 3 Movie, DogMan and Simpsons products.

Costumes. Net sales of our Costumes segment were $5.8 million for the three months ended March 31, 2025 compared to $7.2 million for the prior year period, representing a decrease of $1.4 million, or 19.4%. The decrease was primarily due to reduced orders from select recurring customers.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $69.2 million, or 64.4% of related net sales for the three months ended March 31, 2025 compared to $65.1 million, or 78.5% of related net sales for the prior year period, representing an increase of $4.1 million, or 6.4%, in line with the increase in net sales. The decrease as a percentage of net sales was due to a higher mix of high margin movie-related product as well as decreased inventory reserves.

Costumes. Cost of sales of our Costumes segment was $5.0 million, or 86.0% of related net sales for the three months ended March 31, 2025, compared to $4.0 million, or 55.6% of related net sales for the prior year period, representing an increase in dollars of $1.0 million, or 26.0%. The increase was due to higher product COGS related to product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $42.8 million for the three months ended March 31, 2025 compared to $42.4 million for the prior year period constituting 37.7% and 47.1% of net sales, respectively. Selling, general and administrative expenses were primarily flat year over year, with slightly higher product development expenses being offset by lower outside spending.

Benefit From Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $1.2 million, or an effective tax rate of 32.8%, for the three months ended March 31, 2025. During the comparable period in 2024, our income tax benefit was $6.7 million, or an effective tax rate of 32.1%. The slight increase in the effective tax rate is primarily due to the relationship between the tax provision benefit and a lower pre-tax book loss this year.

Seasonality and Backlog

The retail toy industry is inherently seasonal. Generally, our sales have been highest during the second and third quarters, and collections for those sales have been highest during the succeeding fourth and first quarters. Our working capital needs have been highest during the second and third quarters as we make royalty advance payments for some of our licenses and buy and sell inventory subject to customer payment terms.

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

Liquidity and Capital Resources

As of March 31, 2025, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $109.2 million, compared to $119.3 million as of December 31, 2024, representing a decrease in working capital of $10.1 million during the three-month period ended March 31, 2025. The decrease in working capital is mainly attributable to cash used for financing activities.

Operating activities used net cash of $1.7 million during the three months ended March 31, 2025, as compared to net cash used of $12.9 million in the prior year period. The decrease in net cash used in operating activities year-over-year is primarily due to a lower net loss. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of March 31, 2025, these agreements required future aggregate minimum royalty guarantees of $76.8 million exclusive of $3.5 million in advances already paid. Of this $76.8 million future minimum royalty guarantee, $54.8 million is due over the next twelve months.

Investing activities used net cash of $3.1 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products and purchases of investments to fund our obligation to our employees stemming from our non-qualified deferred compensation plan.

Financing activities used net cash of $6.6 million and $20.0 million for the three months ended March 31, 2025 and 2024, respectively. The cash used in financing activities during the three months ended March 31, 2025, consists of $3.8 million used for the repurchase of our common stock for employee tax withholding and $2.8 million used to pay dividends. The cash used in financing activities during the three months ended March 31, 2024, consists of $20.0 million used in the redemption of our outstanding preferred stock.

As of March 31, 2025, we have no outstanding indebtedness under our senior secured revolving credit facility (the “JPMorgan ABL Facility”), aside from utilizing $4.4 million in letters of credit.

See Note 5 – Credit Facilities for additional information pertaining to our Credit Facilities.

As of March 31, 2025 and December 31, 2024, we held cash and cash equivalents, including restricted cash, of $59.4 million and $70.1 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $15.4 million and $16.5 million as of March 31, 2025 and December 31, 2024, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. During the first quarter of 2024, the Company declared a one-time dividend from Canada to the U.S in the amount of $5.9 million, in order to fund the preferred stock redemption that occurred during the quarter, resulting in a 5% withholding tax. This was a significant one-time event as there are no preferred stock outstanding as of March 31, 2024. Future cash remittances will come from Hong Kong, which does not impose withholding taxes. As such, foreign withholding taxes on future repatriations are not expected to be significant.

Our primary sources of working capital are cash flows from operations and borrowings under our JPMorgan ABL Facility (see Note 5 – Credit Facilities).

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

As of March 31, 2025 off-balance sheet arrangements include letters of credit issued by JPMorgan of $4.4 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our JPMorgan ABL Facility (see Note 5 – Credit Facilities). Borrowings under our JPMorgan ABL Facility bear interest at either (i) SOFR plus 1.50% - 2.00% (determined by reference to an excess availability pricing grid) or (ii) Alternate Base Rate plus 0.50% - 1.00% (determined by reference to an excess availability pricing grid and base rate subject to a 1.00% floor). Borrowings under the JPMorgan ABL Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

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

Item 1A. Risk Factors

Risk factors with respect to us and our business are contained in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from the risk factors previously disclosed in such filing. The disclosures made in this Quarterly Report should be reviewed together with the risk factors contained therein.

Item 6. Exhibits

Number	Description
3.2	By-Laws, as amended to date (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (1)
32.1	Section 1350 Certification of Chief Executive Officer (1)
32.2	Section 1350 Certification of Chief Financial Officer (1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: April 30, 2025	By:	/s/ John Kimble
John Kimble
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)