Form 10-Q
period 2025-06-30
JAKKS PACIFIC INC
filed 2025-08-01
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the issuer’s common stock is 11,146,831 as of August 1, 2025.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2025

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Condensed Consolidated Statements of Stockholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	26

Signatures		27
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$38,195	$69,936
Restricted cash	4,861	201
Accounts receivable, net of allowance for credit losses of $5,258 and $4,919 at June 30, 2025 and December 31, 2024, respectively	124,489	131,629
Inventory	71,811	52,780
Prepaid expenses and other assets	22,575	14,141
Total current assets	261,931	268,687
Property and equipment
Office furniture and equipment	10,081	10,049
Molds and tooling	129,385	125,618
Leasehold improvements	7,195	6,956
Total	146,661	142,623
Less accumulated depreciation and amortization	126,890	126,981
Property and equipment, net	19,771	15,642
Operating lease right-of-use assets, net	49,931	53,254
Other long-term assets	1,734	1,781
Deferred income tax assets, net	70,401	70,394
Goodwill	34,950	35,111
Total assets	$438,718	$444,869
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$65,422	$42,560
Accounts payable - Meisheng (related party)	—	13,461
Accrued expenses	45,890	48,456
Reserve for sales returns and allowances	29,116	35,817
Income taxes payable	—	1,035
Short-term operating lease liabilities	12,405	8,091
Total current liabilities	152,833	149,420
Long-term operating lease liabilities	43,881	48,433
Accrued expenses – long term	3,222	2,563
Income taxes payable	2,045	3,620
Total liabilities	201,981	204,036

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,146,831 and 11,025,582 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	299,110	297,198
Accumulated deficit	(49,965)	(39,692)
Accumulated other comprehensive loss	(12,919)	(17,184)
Total JAKKS Pacific, Inc. stockholders’ equity	236,237	240,333
Non-controlling interests	500	500
Total stockholders’ equity	236,737	240,833
Total liabilities and stockholders’ equity	$438,718	$444,869

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2025	2024	2025	2024
Net sales	$119,094	$148,619	$232,347	$238,695
Cost of sales:
Cost of goods	58,784	76,599	113,410	130,420
Royalty expense	19,509	22,394	37,677	36,170
Amortization of tools and molds	1,778	2,041	3,224	3,468
Cost of sales	80,071	101,034	154,311	170,058
Gross profit	39,023	47,585	78,036	68,637
Direct selling expenses	6,710	6,255	15,406	14,352
General and administrative expenses	34,974	33,594	68,935	67,786
Depreciation and amortization	122	93	235	180
Selling, general and administrative expenses	41,806	39,942	84,576	82,318
Income (loss) from operations	(2,783)	7,643	(6,540)	(13,681)
Other income (expense), net	25	72	30	210
Loss on debt extinguishment	(417)	—	(417)	—
Interest income	395	88	757	464
Interest expense	(145)	(256)	(300)	(399)
Income (loss) before provision for (benefit from) income taxes	(2,925)	7,547	(6,470)	(13,406)
Provision for (benefit from) income taxes	(606)	2,281	(1,769)	(4,447)
Net income (loss)	(2,319)	5,266	(4,701)	(8,959)
Net income attributable to non-controlling interests	—	—	—	280
Net income (loss) attributable to Jakks Pacific, Inc.	$(2,319)	$5,266	$(4,701)	$(9,239)
Net income (loss) attributable to common stockholders	$(2,319)	$5,266	$(4,701)	$(7,909)
Earnings (loss) per share - basic	$(0.21)	$0.49	$(0.42)	$(0.75)
Shares used in earnings (loss) per share - basic	11,146	10,801	11,146	10,577
Earnings (loss) per share - diluted	$(0.21)	$0.47	$(0.42)	$(0.75)
Shares used in earnings (loss) per share - diluted	11,146	11,245	11,146	10,577
Comprehensive income (loss)	$1,318	$5,150	$(436)	$(9,640)
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$1,318	$5,150	$(436)	$(9,920)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

Three and Six Months Ended June 30, 2025
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2024	$11	$297,198	$(39,692)	$(17,184)	$240,333	$500	$240,833
Share-based compensation expense	—	2,552	—	—	2,552	—	2,552
Repurchase of common stock for employee tax withholding	—	(3,819)	—	—	(3,819)	—	(3,819)
Cash dividend declared, $0.25 per share	—	—	(2,786)	—	(2,786)	—	(2,786)
Net loss	—	—	(2,382)	—	(2,382)	—	(2,382)
Foreign currency translation adjustment	—	—	—	628	628	—	628
Balance, March 31, 2025	11	295,931	(44,860)	(16,556)	234,526	500	235,026
Share-based compensation expense	—	3,188	—	—	3,188	—	3,188
Repurchase of common stock for employee tax withholding	—	(9)	—	—	(9)	—	(9)
Cash dividend declared, $0.25 per share	—	—	(2,786)	—	(2,786)	—	(2,786)
Net loss	—	—	(2,319)	—	(2,319)	—	(2,319)
Foreign currency translation adjustment	—	—	—	3,637	3,637	—	3,637
Balance, June 30, 2025	$11	$299,110	$(49,965)	$(12,919)	$236,237	$500	$236,737

Three and Six Months Ended June 30, 2024
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2023	$10	$278,642	$(73,612)	$(15,627)	$189,413	$708	$190,121
New stock issuance	1	—	—	—	1	—	1
Share-based compensation expense	—	2,575	—	—	2,575	—	2,575
Non-controlling interests – capital reduction	—	—	—	—	—	(488)	(488)
Repurchase of common stock for employee tax withholding	—	(5,132)	—	—	(5,132)	—	(5,132)
Preferred stock accrued dividends	—	(390)	—	—	(390)	—	(390)
Preferred stock redemption	—	16,329	—	—	16,329	—	16,329
Net income (loss)	—	—	(14,505)	—	(14,505)	280	(14,225)
Foreign currency translation adjustment	—	—	—	(565)	(565)	—	(565)
Balance, March 31, 2024	11	292,024	(88,117)	(16,192)	187,726	500	188,226
Share-based compensation expense	—	2,519	—	—	2,519	—	2,519
Net income	—	—	5,266	—	5,266	—	5,266
Foreign currency translation adjustment	—	—	—	(116)	(116)	—	(116)
Balance, June 30, 2024	$11	$294,543	$(82,851)	$(16,308)	$195,395	$500	$195,895

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	(Unaudited)
	2025	2024
Cash flows from operating activities
Net loss	$(4,701)	$(8,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	422	1,509
Depreciation and amortization	3,459	3,648
Write-off and amortization of debt issuance costs	450	158
Share-based compensation expense	5,740	5,094
Loss on disposal of property and equipment	31	118
Changes in operating assets and liabilities:
Accounts receivable	6,718	(17,718)
Inventory	(19,031)	1,320
Prepaid expenses and other assets	(6,826)	(18,449)
Accounts payable	18,958	12,520
Accounts payable - Meisheng (related party)	(12,706)	6,254
Accrued expenses	(2,878)	(565)
Reserve for sales returns and allowances	(6,701)	(9,075)
Income taxes payable	(2,610)	(3,589)
Other liabilities	3,744	68
Total adjustments	(11,230)	(18,707)
Net cash used in operating activities	(15,931)	(27,666)
Cash flows from investing activities
Purchases of property and equipment	(4,470)	(4,627)
Investments in employee deferred compensation trusts	(1,545)	(1,549)
Proceeds from sale of property and equipment	—	2
Net cash used in investing activities	(6,015)	(6,174)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(3,828)	(5,131)
Proceeds from credit facility borrowings	—	5,000
Redemption of preferred stock	—	(20,000)
Cash dividend paid	(5,572)	—
Net cash used in financing activities	(9,400)	(20,131)
Net decrease in cash, cash equivalents and restricted cash	(31,346)	(53,971)
Effect of foreign currency translation	4,265	(681)
Cash, cash equivalents and restricted cash, beginning of period	70,137	72,554
Cash, cash equivalents and restricted cash, end of period	$43,056	$17,902
Supplemental disclosure of non-cash activities:
Right-of-use assets exchanged for lease liabilities	$5,068	$3,690
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$2,199	$13,093
Cash paid for interest	$—	$104

As of June 30, 2025 and 2024, there was $6.1 million and $4.3 million, respectively, of property and equipment purchases included in accounts payable.

As of June 30, 2025, the debt issuance costs of $0.3 million associated with the Company’s revolving credit facility with BMO Bank N.A. that was entered into on June 24, 2025 were included in accrued expenses (see Note 5 – Credit Facilities).

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

June 30, 2025

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

No new additional accounting pronouncements were issued or adopted for the three and six months ended June 30, 2025 that materially impacted the Company.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2025

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2025

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2025 and 2024 and as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	Three Months Ended June 30,
	2025			2024
	TCP	Costumes	Total	TCP	Costumes	Total
Net Sales	$80,379	$38,715	$119,094	$104,570	$44,049	$148,619
Cost of Sales (A)	53,293	26,778	80,071	67,519	33,515	101,034
Gross Profit	27,086	11,937	39,023	37,051	10,534	47,585

Direct selling expenses	4,987	1,723	6,710	4,179	2,076	6,255
Product development and testing expenses	2,180	889	3,069	2,053	1,346	3,399
Divisional general and administrative expenses (A), (B)	5,805	2,956	8,761	6,826	2,536	9,362
Allocated headquarter general & administrative expenses (A), (C)	15,782	7,484	23,266	14,283	6,643	20,926
Income (loss) from operations	(1,668)	(1,115)	(2,783)	9,710	(2,067)	7,643
Other income (expense), net			25			72
Loss on debt extinguishment			(417)			—
Interest income			395			88
Interest expense			(145)			(256)
Income (loss) before provision for (benefit from) income taxes			$(2,925)			$7,547

(A) Includes depreciation and amortization	$1,858	$42	$1,900	$2,095	$39	$2,134

(B)	Consist mainly of payroll and related expenses, rent, depreciation and other general and administrative expenses.

(C)	Consist mainly of payroll related expenses, rent, depreciation and other general and administrative expenses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2025

	Six Months Ended June 30,
	2025			2024
	TCP	Costumes	Total	TCP	Costumes	Total
Net Sales	$187,817	$44,530	$232,347	$187,480	$51,215	$238,695
Cost of Sales (A)	122,532	31,779	154,311	132,574	37,484	170,058
Gross Profit	65,285	12,751	78,036	54,906	13,731	68,637

Direct selling expenses	12,954	2,452	15,406	11,025	3,327	14,352
Product development and testing expenses	4,195	1,273	5,468	3,719	1,645	5,364
Divisional general and administrative expenses (A), (B)	11,362	6,188	17,550	13,061	6,548	19,609
Allocated headquarter general & administrative expenses (A), (C)	37,522	8,630	46,152	34,601	8,392	42,993
Loss from operations	(748)	(5,792)	(6,540)	(7,500)	(6,181)	(13,681)
Other income (expense), net			30			210
Loss on debt extinguishment			(417)			—
Interest income			757			464
Interest expense			(300)			(399)
Loss before benefit from income taxes			$(6,470)			$(13,406)

(A) Includes depreciation and amortization	$3,409	$50	$3,459	$3,595	$53	$3,648

(B)	Consist mainly of payroll and related expenses, rent, depreciation and other general and administrative expenses.

(C)	Consist mainly of payroll related expenses, rent, depreciation and other general and administrative expenses.

	June 30,	December 31,
	2025	2024
Assets
Toys/Consumer Products	$378,535	$429,254
Costumes	60,183	15,615
	$438,718	$444,869

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2025

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Long-lived Assets
United States	$47,805	$53,020
China	17,576	13,553
Hong Kong	2,093	582
Italy	796	754
United Kingdom	677	808
Mexico	619	31
Canada	103	107
France	33	41
	$69,702	$68,896

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Sales by Customer Area
United States	$86,990	$125,837	$175,934	$196,267
Europe	14,657	10,264	26,467	15,999
Canada	8,826	6,288	12,105	9,658
Latin America	6,047	3,239	13,506	11,235
Asia	1,448	1,268	2,199	2,233
Australia & New Zealand	886	1,607	1,499	2,953
Middle East & Africa	240	116	637	350
	$119,094	$148,619	$232,347	$238,695

Major Customers

Net sales to major customers globally for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Target	$30,122	25.3%	$41,412	27.8%	$66,382	28.6%	$68,079	28.5%
Walmart	30,630	25.7	34,745	23.4	60,074	25.8	56,039	23.5
	$60,752	51.0%	$76,157	51.2%	$126,456	54.4%	$124,118	52.0%

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

June 30, 2025

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Finished goods	$71,811	$52,780

The inventory obsolescence reserve was $3.3 million and $10.9 million as of June 30, 2025 and December 31, 2024, respectively.

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

The Company offers various discounts, pricing concessions, and other allowances to customers, all of which are considered in determining the transaction price. Certain discounts and allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenue. Other discounts and allowances can vary and are determined at management’s discretion (variable consideration). Specifically, the Company occasionally grants discretionary credits to facilitate markdowns and sales of slow-moving merchandise, and consequently accrues an allowance based on historic credits and management estimates. The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer-purchased advertising that features the Company’s products. Generally, these allowances range from 0.5% to 30% of gross sales and are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. To the extent these cooperative advertising arrangements provide a distinct benefit at fair value, they are accounted for as direct selling expenses, otherwise they are recorded as a reduction to revenue. Further, while the Company generally does not allow product returns, the Company does make occasional exceptions to this policy and consequently records a sales return allowance based upon historic return amounts and management estimates. These allowances (variable consideration) are estimated using the expected value method and are recorded at the time of sale as a reduction to revenue. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. The variable consideration is not constrained as the Company has sufficient history on the related estimates and does not believe there is a risk of significant revenue reversal.

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred. For the three and six months ended June 30, 2025 sales commissions were $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2024 sales commissions were $0.3 million and $0.6 million, respectively.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the three and six months ended June 30, 2025, shipping and handling costs were $1.7 million and $3.9 million, respectively. For the three and six months ended June 30, 2024, shipping and handling costs were $1.4 million and $3.0 million, respectively.

The Company’s reserve for sales returns and allowances amounted to $29.1 million as of June 30, 2025, compared to $35.8 million as of December 31, 2024.

The Company’s net accounts receivable as of June 30, 2025 and December 31, 2024 were $124.5 million and $131.6 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2025

Note 5 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as agent and lender, providing a $67.5 million senior secured revolving credit facility (the “JPMorgan ABL Facility”) maturing in June 2026.

On June 24, 2025, in connection with the execution of a new credit facility with BMO Bank N.A., the Company voluntarily terminated the JPMorgan ABL Facility. At the time of termination, there were no borrowings outstanding under the JPMorgan ABL Facility. The termination of the JPMorgan ABL Facility did not result in any prepayment penalties or early termination fees. Unamortized debt issuance costs associated with the JPMorgan ABL Facility were written off and recorded as a loss on extinguishment of debt in the amount of $0.4 million, which is reflected in interest expense in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025.

The JPMorgan ABL Facility was replaced with a new senior secured revolving credit facility with BMO Bank N.A., as described below.

BMO Bank

On June 24, 2025, the Company and certain of its subsidiaries entered into a new Credit Agreement (the “BMO Credit Agreement”) with BMO Bank N.A., as administrative agent, and a syndicate of lenders. The BMO Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Facility”) with aggregate commitments of up to $70.0 million, including a $10.0 million sublimit for swingline loans and a $25.0 million sublimit for letters of credit. The Revolving Facility matures on June 24, 2030, unless extended pursuant to its terms. Capitalized terms used below have the meanings assigned to them in the BMO Credit Agreement.

Borrowings under the Revolving Facility bear interest, at the Company’s election, at either (i) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or (ii) the Base Rate plus an applicable margin. The applicable margin varies based on the Company’s Total Net Leverage Ratio and ranges from 1.50% to 2.00% for SOFR loans and from 0.50% to 1.00% for Base Rate loans. The Company is also subject to a commitment fee on the unused portion of the Revolving Facility ranging from 0.20% to 0.30%, and a fee on outstanding letters of credit ranging from 1.50% to 2.00%.

The BMO Credit Agreement contains customary affirmative and negative covenants, including limitations on indebtedness, liens, investments, asset sales, and dividends. Financial covenants include a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00, and maximum Total Net Leverage Ratio of 2.00 to 1.00, tested quarterly.

The obligations under the BMO Credit Agreement are guaranteed by certain of the Company’s U.S., Canadian and Hong Kong subsidiaries and are secured by substantially all of the assets of the Company and certain of its subsidiaries, including equity interests in certain subsidiaries, subject to certain customary exclusions.

As of June 30, 2025, the amount of outstanding borrowings was nil and the total excess borrowing availability was $70.0 million.

As of June 30, 2025, off-balance sheet arrangements include letters of credit issued by JPMorgan of $4.4 million temporarily secured with cash as collateral. New letters of credit will be issued with BMO as part of the new lending agreement announced on June 24, 2025.

Amortization expense classified as interest expense related to the $0.3 million of debt issuance costs associated with the transaction that closed on June 24, 2025 (i.e., BMO Credit Agreement) was $1.0 thousand for the three months ended June 30, 2025.

As of June 30, 2025, the Company was in compliance with the financial covenants under the BMO Credit Agreement.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2025

Note 6 — Income Taxes

The Company’s income tax benefit of $0.6 million for the three months ended June 30, 2025, reflects an effective tax rate of 20.7%. The Company’s income tax expense of $2.3 million for the three months ended June 30, 2024, reflects an effective tax rate of 30.2%. The decrease in tax expense for the quarter ended June 30, 2025 compared to the corresponding period in 2024 is primarily attributable to a change in the forecasted annual effective tax rate driven by the change in the jurisdictional mix of earnings.

The Company’s income tax benefit of $1.8 million for the six months ended June 30, 2025 reflects an effective tax rate of 27.3%. The Company’s income tax benefit of $4.4 million for the six months ended June 30, 2024 reflects an effective tax rate of 33.2%. The decrease in tax benefit during the six months ended June 30, 2025 compared to the corresponding period in 2024 was primarily due to a decrease in benefits from discrete items.

From time to time, in the normal course of business, the Company may be audited by federal, state and foreign tax authorities. At this time, the Company has at least one audit underway. The Company currently cannot assess the impact of the outcome on its condensed consolidated financial statements.

Note 7 — Earnings (Loss) Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings (loss) per share - basic and diluted	2025	2024	2025	2024
Net income (loss)	$(2,319)	$5,266	$(4,701)	$(8,959)
Net income attributable to non-controlling interests	—	—	—	280
Net income (loss) attributable to JAKKS Pacific, Inc.	(2,319)	5,266	(4,701)	(9,239)
Redemption of preferred stock	—	—	—	1,330
Net income (loss) attributable to common stockholders *	$(2,319)	$5,266	$(4,701)	$(7,909)
Weighted average common shares outstanding - basic	11,146	10,801	11,146	10,577
Earnings (loss) per share available to common stockholder- basic	$(0.21)	$0.49	$(0.42)	$(0.75)
Weighted average common shares outstanding - diluted	11,146	11,245	11,146	10,577
Earnings (loss) per share available to common stockholder- diluted	$(0.21)	$0.47	$(0.42)	$(0.75)

*	Net income (loss) attributable to common stockholders was computed by deducting the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock and fair value of the related derivative liability of $1.3 million for the six months ended June 30, 2024.

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units to the extent they are dilutive). Potentially dilutive restricted stock units of 250,349 for the three months ended June 30, 2025, and 340,270 and 514,687 for the six months ended June 30, 2025 and 2024, respectively, were excluded from the computation of diluted loss per share since they would have been anti-dilutive.

Note 8 — Common Stock and Preferred Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2025

During 2025, certain employees, including two executive officers, surrendered an aggregate of 136,071 shares of restricted stock units for $3.8 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 3,549 shares of restricted stock granted in 2022, 2023 and 2024 with a value of approximately $0.1 million was forfeited during 2025.

During 2024, certain employees, including two executive officers, surrendered an aggregate of 147,612 shares of restricted stock units for $5.1 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 17,471 shares of restricted stock granted in 2022 and 2023 with a value of approximately $0.3 million was forfeited during 2024.

A quarterly dividend of $0.25 per share for owners of record as of May 30, 2025 was declared on April 28, 2025 and paid on June 27, 2025. No dividend was declared or paid in 2024.

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of June 30, 2025, the Company did not sell any shares of common stock under the ATM Agreement.

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

As of June 30, 2025, the Company has not sold any securities pursuant to its shelf registration statement.

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

The Series A Preferred Stock had the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends had been declared or paid. Prior to the redemption, for the three months ended June 30, 2024, the Company recorded $0.4 million of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

June 30, 2025

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

June 30, 2025

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which was recorded in temporary equity:

2024
Balance, January 1,	$5,992
Preferred stock accrued dividends	390
Preferred stock redemption	(6,382)
Balance, June 30,	$—

Note 9 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. For the three months ended June 30, 2025, there were no events or circumstances that indicated that an impairment loss may have been incurred.

Based on the Company’s April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts.

During the three-months ended June 30, 2025, the Company identified certain macroeconomic developments that represented potential indicators of impairment of goodwill in the form of rising import costs for the U.S. market. As a result, the Company performed an interim quantitative impairment test for its reporting units as of May 31, 2025, consistent with the guidance in ASC 350. The results of this analysis indicated that the fair value of each reporting unit continued to exceed its carrying amount. The Company will continue to monitor relevant events and conditions on an ongoing basis.

No goodwill impairment was determined to have occurred for the six months ended June 30, 2025 and June 30, 2024.

Note 10 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$(2,319)	$5,266	$(4,701)	$(8,959)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,637	(116)	4,265	(681)
Comprehensive income (loss)	1,318	5,150	(436)	(9,640)
Less: Comprehensive income attributable to non-controlling interests	—	—	—	280
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$1,318	$5,150	$(436)	$(9,920)

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

June 30, 2025

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

The following table summarizes the total share-based compensation expense recognized for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Share-based compensation expense	$3,188	$2,545	$5,740	$5,094

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the three months ended June 30, 2025 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	1,008,400	$22.51
Granted	269,259	30.62
Vested	(257,320)	16.45
Forfeited	(3,549)	28.06
Outstanding, June 30, 2025	1,016,790	26.17

As of June 30, 2025, there was $15.9 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.

As of June 30, 2025, the fair market value of non-vested restricted stock units was $21.1 million.

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

June 30, 2025

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Carrying Amount as of June 30,	Fair Value Measurements As of June 30, 2025
	2025	Level 1	Level 2	Level 3
Money market funds	$22,625	$22,625	$—	$—
Investments in employee deferred compensation trusts	3,231	3,231	—	—

	Carrying Amount as of December 31,	Fair Value Measurements As of December 31, 2024
	2024	Level 1	Level 2	Level 3
Money market funds	$39,907	$39,907	$—	$—
Investments in employee deferred compensation trusts	1,686	1,686	—	—

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. Investments in employee deferred compensation trusts which are comprised of mutual funds are classified as trading securities are included in prepaid and other assets on the condensed consolidated balance sheets. For the six months ended June 30, 2025 and 2024, changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation totaled $(52.2) thousand and $44.1 thousand, respectively, and are recognized in other general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Preferred stock derivative liability	2024
Balance, January 1,	$29,947
Change in fair value	—
Extinguishment through redemption of preferred stock	(29,947)
Balance, June 30,	$—

The Company’s Series A Preferred derivative liability was classified within Level 3 of the fair value hierarchy because unobservable inputs were used in estimating the fair value. The fair value of the redemption provision embedded in the Series A Preferred Stock is estimated based on a discounted cash flow model and probability assumptions based on management’s estimates of a change of control event occurring. The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. In subsequent periods, the derivative liability was accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2025

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

Meisheng continues to be a significant manufacturer of the Company. For the three and six months ended June 30, 2024 the Company made inventory-related payments to Meisheng of approximately $13.9 million and $28.8 million, respectively. As of December 31, 2024, amounts due to Meisheng for inventory received by the Company, but not paid totaled $13.5 million.

Note 15 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Income tax receivable	$10,246	$8,798
Prepaid expenses	5,780	2,306
Royalty advances	2,902	941
Employee retention credit	285	285
Other assets	3,362	1,811
Prepaid expenses and other assets	$22,575	$14,141

Note 16 — Subsequent events

On July 4, 2025, changes to the US Tax code were signed into law. These changes were enacted after the close of Q2 2025 and will be accounted for in Q3 2025.

On July 22, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend will be payable on September 30, 2025, to shareholders of record at the close of business on August 29, 2025.

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

Critical Accounting Estimates

Our critical accounting policies and estimates are included in the 2024 Annual Report on Form 10-K and did not materially change during the first six months of 2025.

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2025	2024	2025	2024
Net sales	100%	100.0%	100%	100.0%
Cost of sales:
Cost of goods	49.3	51.5	48.8	54.5
Royalty expense	16.4	15.1	16.2	15.2
Amortization of tools and molds	1.5	1.4	1.4	1.5
Cost of sales	67.2	68.0	66.4	71.2
Gross profit	32.8	32.0	33.6	28.8
Direct selling expenses	5.6	4.2	6.6	6.0
General and administrative expenses	29.4	22.6	29.7	28.4
Depreciation and amortization	0.1	0.1	0.1	0.1
Selling, general and administrative expenses	35.1	26.9	36.4	34.5
Income (loss) from operations	(2.3)	5.1	(2.8)	(5.7)
Other income (expense), net	—	—	—	0.1
Loss on debt extinguishment	(0.4)	—	(0.2)	—
Interest income	0.3	0.1	0.3	0.2
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Income (loss) before provision for (benefit from) income taxes	(2.5)	5.0	(2.8)	(5.6)
Provision for (benefit from) income taxes	(0.6)	1.5	(0.8)	(1.8)
Net income (loss)	(1.9)	3.5	(2.0)	(3.8)
Net income attributable to non-controlling interests	—	—	—	0.1
Net income (loss) attributable to JAKKS Pacific, Inc.	(1.9)%	3.5%	(2.0)%	(3.9)%

The following unaudited table sets forth, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Sales
Toys/Consumer Products	$80,379	$104,570	$187,817	$187,480
Costumes	38,715	44,049	44,530	51,215
	119,094	148,619	232,347	238,695
Cost of Sales
Toys/Consumer Products	53,293	67,519	122,532	132,574
Costumes	26,778	33,515	31,779	37,484
	80,071	101,034	154,311	170,058
Gross Profit
Toys/Consumer Products	27,086	37,051	65,285	54,906
Costumes	11,937	10,534	12,751	13,731
	$39,023	$47,585	$78,036	$68,637

Comparison of the Three Months Ended June 30, 2025 and 2024

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $80.4 million for the three months ended June 30, 2025 compared to $104.6 million for the prior year period, representing a decrease of $24.2 million, or 23.1%. The decrease was driven by lower sales in North America due to higher importation costs decreasing demand for FOB sales, down 27.5% versus a year ago, while International net sales were up 41.1% in the quarter. The Dolls, Role-Play/Dress Up segment showed the largest decrease of 27.4% in part due to a customer’s discontinuation of a private label program in 2024, while the Action Play and Collectibles segment decreased 18.2% compared to the same period a year ago.

Costumes. Net sales of our Costumes segment were $38.7 million for the three months ended June 30, 2025 compared to $44.0 million for the prior year period, representing a decrease of $5.3 million, or 12.0%. The decrease was primarily due to reduced orders from select recurring customers in turn due to higher importation cost for FOB sales.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $53.3 million, or 66.3% of related net sales for the three months ended June 30, 2025 compared to $67.5 million, or 64.5% of related net sales for the prior year period, representing a decrease of $14.2 million, or 21.0%. The decrease as a percentage of net sales was due to higher reserves and royalties as a percentage of net sales in the previous year, while in the current year the product-mix was weighted towards higher margin movie-related products.

Costumes. Cost of sales of our Costumes segment was $26.8 million, or 69.3% of related net sales for the three months ended June 30, 2025, compared to $33.5 million, or 76.1% of related net sales for the prior year period, representing a decrease in dollars of $6.7 million, or 20.0%. The decrease was due to higher reserves on Costume product a year ago as well as better pricing on sales in the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $41.8 million for the three months ended June 30, 2025 compared to $39.9 million for the prior year period constituting 35.1% and 26.9% of net sales, respectively. Selling, general and administrative expenses were up $2.9 million year over year, with slightly higher selling expenses, salaries and benefits and professional services.

Benefit From Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $0.6 million, or an effective tax rate of 20.7%, for the three months ended June 30, 2025. During the comparable period in 2024, our income tax expense was $2.3 million, or an effective tax rate of 30.2%. The decrease in the effective tax rate is primarily due to a change in the forecasted annual effective tax rate driven by the change in the jurisdictional mix of earnings.

Comparison of the Six Months Ended June 30, 2025 and 2024

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $187.8 million for the six months ended June 30, 2025 compared to $187.5 million for the prior year period, representing an increase of $0.3 million, or 0.2%. The increase was driven by higher sales in Action Play and Collectibles, up 4.6% versus a year ago, due to higher sales related to the Sonic 3 Movie product, offset by slightly lower sales of 2.5% from the Dolls, Role-Play/Dress Up segment in part due to a customer’s discontinuation of a private label program in 2024.

Costumes. Net sales of our Costumes segment were $44.5 million for the six months ended June 30, 2025 compared to $51.2 million for the prior year period, representing a decrease of $6.7 million, or 13.1%. The decrease was primarily due to reduced orders from select recurring customers in turn due to higher importation cost for FOB sales.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $122.5 million, or 65.2% of related net sales for the six months ended June 30, 2025 compared to $132.6 million, or 70.7% of related net sales for the prior year period, representing a decrease of $10.1million, or 7.6%. The decrease as a percentage of net sales was due to a product-mix weighted towards high margin movie-related product as well as lower inventory reserves.

Costumes. Cost of sales of our Costumes segment was $31.8 million, or 71.5% of related net sales for the six months ended June 30, 2025, compared to $37.5 million, or 73.2% of related net sales for the prior year period, representing a decrease in dollars of $5.7 million, or 15.2%. The decrease was due to higher reserves on Costume product a year ago as well as improved factory costing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $84.6 million for the six months ended June 30, 2025 compared to $82.3 million for the prior year period constituting 36.4% and 34.5% of net sales, respectively. Selling, general and administrative expenses were up $2.3 million year over year, with slightly higher selling expenses and salaries and benefits.

Benefit From Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $1.8 million, or an effective tax rate of 27.3%, for the six months ended June 30, 2025. During the comparable period in 2024, our income tax benefit was $4.4 million, or an effective tax rate of 33.2%. The decrease in the effective tax rate is primarily due to a decrease in benefits from discrete items.

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

Liquidity and Capital Resources

As of June 30, 2025, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $109.1 million, compared to $119.3 million as of December 31, 2024, representing a decrease in working capital of $10.2 million during the six-month period ended June 30, 2025. The decrease in working capital is mainly attributable to cash used for financing activities.

Operating activities used net cash of $15.9 million during the six months ended June 30, 2025, as compared to net cash used of $27.7 million in the prior year period. The decrease in net cash used in operating activities year-over-year is primarily due to a lower net loss and less cash taxes paid. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of June 30, 2025, these agreements required future aggregate minimum royalty guarantees of $63.4 million exclusive of $2.9 million in advances already paid. Of this $63.4 million future minimum royalty guarantee, $48.5 million is due over the next twelve months.

Investing activities used net cash of $6.0 million and $6.2 million for the six months ended June 30, 2025 and 2024, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products and purchases of investments to fund our obligation to our employees stemming from our non-qualified deferred compensation plan.

Financing activities used net cash of $9.4 million and $20.1 million for the six months ended June 30, 2025 and 2024, respectively. The cash used in financing activities during the six months ended June 30, 2025, consists of $3.8 million used for the repurchase of our common stock for employee tax withholding and $5.6 million used to pay dividends. The cash used in financing activities during the six months ended June 30, 2024, primarily consists of $20.0 million used in the redemption of our outstanding preferred stock and $5.1 million used in the repurchase of common stock for employee tax withholdings, compensated by $5.0 million of cash provided by the draw on our senior secured revolving credit facility (the “JPMorgan ABL Facility”).

In June 2025, we terminated our existing $67.5 million JPMorgan ABL revolving credit facility in connection with entering into a new senior secured facility with BMO Bank N.A. The prior facility had no outstanding borrowings at the time of termination. We recorded a non-cash charge of $0.3 million for the write-off of previously deferred financing costs associated with the JPMorgan facility.

On June 24, 2025, we entered into a new $70.0 million senior secured revolving credit facility with a maturity date of June 24, 2030. This facility replaces our prior facility and is expected to provide improved pricing and enhanced liquidity flexibility. Interest is payable at either SOFR plus a leverage-based margin or a Base Rate alternative and includes a commitment fee on unused amounts. The facility includes financial covenants requiring a minimum interest coverage ratio of 3.00 to 1.00 and a maximum total net leverage ratio of 2.00 to 1.00. As of June 30, 2025, we were in compliance with all financial covenants.

Availability under the revolving facility as of June 30, 2025, was $70.0 million. The facility provides the Company with flexibility to fund working capital, capital expenditures, acquisitions, and general corporate purposes.

See Note 5 – Credit Facilities for additional information pertaining to our Credit Facilities.

As of June 30, 2025 and December 31, 2024, we held cash and cash equivalents, including restricted cash, of $43.1 million and $70.1 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $13.9 million and $16.5 million as of June 30, 2025 and December 31, 2024, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. During the first quarter of 2024, the Company declared a one-time dividend from Canada to the U.S in the amount of $5.9 million, in order to fund the preferred stock redemption that occurred during the quarter, resulting in a 5% withholding tax. This was a significant one-time event as there are no preferred stock outstanding as of June 30, 2024. Future cash remittances will come from Hong Kong, which does not impose withholding taxes. As such, foreign withholding taxes on future repatriations are not expected to be significant.

Our primary sources of working capital are cash flows from operations and borrowings under our Revolving Facility (see Note 5 – Credit Facilities).

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

As of June 30, 2025 off-balance sheet arrangements include letters of credit issued by JPMorgan of $4.4 million temporarily secured with cash as collateral. New letters of credit will be issued with BMO as part of the new lending agreement announced on June 24, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our Revolving Facility (see Note 5 – Credit Facilities). As detailed in the BMO Credit Agreement, borrowings under the Revolving Facility bear interest, at the Company’s election, at either (i) the Adjusted Term SOFR plus an applicable margin or (ii) the Base Rate plus an applicable margin. The applicable margin varies based on the Company’s Total Net Leverage Ratio and ranges from 1.50% to 2.00% for SOFR loans and from 0.50% to 1.00% for Base Rate loans. Borrowings under the Revolving Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

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

Item 6. Exhibits

Number	Description
10.1	Credit Agreement, dated as of June 24, 2025, among JAKKS Pacific, Inc., JAKKS Sales LLC, Disguise, Inc., and Moose Mountain Marketing, Inc., as borrowers, the subsidiary guarantors party thereto, Loan Parties thereto, the Lenders party thereto and BMO Bank N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (1)
10.2	Pledge and Security Agreement, dated as of June 24, 2025, by and among JAKKS Pacific, Inc. and its subsidiaries parties thereto as borrowers and/or Grantors, the lenders party thereto, as lenders, and BMO Bank N.A.as Administrative Agent (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (1)
32.1	Section 1350 Certification of Chief Executive Officer (1)
32.2	Section 1350 Certification of Chief Financial Officer (1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 25, 2025, and incorporated herein by reference.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: August 1, 2025	By:	/s/ John Kimble
John Kimble
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)