Form 10-Q
period 2025-09-30
JAKKS PACIFIC INC
filed 2025-10-31
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the issuer’s common stock is 11,269,529 as of October 31, 2025.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2025

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Income	4
	Condensed Consolidated Statements of Stockholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits	26

Signatures		27
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$25,887	$69,936
Restricted cash	1,869	201
Accounts receivable, net of allowance for credit losses of $5,647 and $4,919 at September 30, 2025 and December 31, 2024, respectively	195,779	131,629
Inventory	71,497	52,780
Prepaid expenses and other assets	19,784	14,141
Total current assets	314,816	268,687
Property and equipment
Office furniture and equipment	10,185	10,049
Molds and tooling	130,322	125,618
Leasehold improvements	7,238	6,956
Total	147,745	142,623
Less accumulated depreciation and amortization	131,226	126,981
Property and equipment, net	16,519	15,642
Operating lease right-of-use assets, net	49,611	53,254
Other long-term assets	1,631	1,781
Deferred income tax assets, net	67,612	70,394
Goodwill	35,081	35,111
Total assets	$485,270	$444,869
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$72,338	$42,560
Accounts payable - Meisheng (related party)	—	13,461
Accrued expenses	52,085	48,456
Reserve for sales returns and allowances	37,691	35,817
Income taxes payable	5,389	1,035
Short-term operating lease liabilities	13,504	8,091
Total current liabilities	181,007	149,420
Long-term operating lease liabilities	43,113	48,433
Accrued expenses – long term	3,503	2,563
Income taxes payable	1,732	3,620
Total liabilities	229,355	204,036

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,204,941 and 11,025,582 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	301,098	297,198
Accumulated deficit	(32,875)	(39,692)
Accumulated other comprehensive loss	(12,319)	(17,184)
Total JAKKS Pacific, Inc. stockholders’ equity	255,915	240,333
Non-controlling interests	—	500
Total stockholders’ equity	255,915	240,833
Total liabilities and stockholders’ equity	$485,270	$444,869

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2025	2024	2025	2024
Net sales	$211,210	$321,606	$443,557	$560,301
Cost of sales:
Cost of goods	104,846	158,770	218,256	289,190
Royalty expense	34,099	50,011	71,776	86,181
Amortization of tools and molds	4,622	3,994	7,846	7,462
Cost of sales	143,567	212,775	297,878	382,833
Gross profit	67,643	108,831	145,679	177,468
Direct selling expenses	5,933	7,552	21,339	21,904
General and administrative expenses	32,200	33,101	101,135	100,887

Depreciation and amortization	147	95	382	275
Selling, general and administrative expenses	38,280	40,748	122,856	123,066
Income from operations	29,363	68,083	22,823	54,402
Other income (expense), net	388	84	418	294
Loss on debt extinguishment	(1)	—	(418)	—

Interest income	75	69	832	533

Interest expense	(102)	(539)	(402)	(938)
Income before provision for income taxes	29,723	67,697	23,253	54,291
Provision for income taxes	9,831	15,425	8,062	10,978
Net income	19,892	52,272	15,191	43,313
Net income attributable to non-controlling interests	—	—		280
Net income attributable to Jakks Pacific, Inc.	$19,892	$52,272	$15,191	$43,033

Net income attributable to common stockholders	$19,892	$52,272	$15,191	$44,363

Earnings per share - basic	$1.78	$4.78	$1.36	$4.14
Shares used in earnings per share - basic	11,185	10,942	11,159	10,704

Earnings per share - diluted	$1.74	$4.64	$1.32	$3.99
Shares used in earnings per share - diluted	11,423	11,275	11,487	11,106
Comprehensive income	$20,492	$53,314	$20,056	$43,674
Comprehensive income attributable to JAKKS Pacific, Inc.	$20,492	$53,314	$20,056	$43,394

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

Three and Nine Months Ended September 30, 2025
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2024	$11	$297,198	$(39,692)	$(17,184)	$240,333	$500	$240,833
Share-based compensation expense	—	2,552	—	—	2,552	—	2,552
Repurchase of common stock for employee tax withholding	—	(3,819)	—	—	(3,819)	—	(3,819)
Cash dividend declared, $0.25 per share	—	—	(2,786)	—	(2,786)	—	(2,786)
Net loss	—	—	(2,382)	—	(2,382)	—	(2,382)
Foreign currency translation adjustment	—	—	—	628	628	—	628
Balance, March 31, 2025	11	295,931	(44,860)	(16,556)	234,526	500	235,026
Share-based compensation expense	—	3,188	—	—	3,188	—	3,188
Repurchase of common stock for employee tax withholding	—	(9)	—	—	(9)	—	(9)
Cash dividend declared, $0.25 per share	—	—	(2,786)	—	(2,786)	—	(2,786)
Net loss	—	—	(2,319)	—	(2,319)	—	(2,319)
Foreign currency translation adjustment	—	—	—	3,637	3,637	—	3,637
Balance, June 30, 2025	11	299,110	(49,965)	(12,919)	236,237	500	236,737
Share-based compensation expense	—	2,392	—	—	2,392	—	2,392
Non-controlling interests – derecognition	—	—	—	—	—	(500)	(500)
Repurchase of common stock for employee tax withholding	—	(404)	—	—	(404)	—	(404)
Cash dividend declared, $0.25 per share	—	—	(2,802)	—	(2,802)	—	(2,802)
Net income	—	—	19,892	—	19,892	—	19,892
Foreign currency translation adjustment	—	—	—	600	600	—	600
Balance, September 30, 2025	$11	$301,098	$(32,875)	$(12,319)	$255,915	$—	$255,915

Three and Nine Months Ended September 30, 2024
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2023	$10	$278,642	$(73,612)	$(15,627)	$189,413	$708	$190,121
New stock issuance	1	—	—	—	1	—	1
Share-based compensation expense	—	2,575	—	—	2,575	—	2,575
Non-controlling interests – capital reduction	—	—	—	—	—	(488)	(488)
Repurchase of common stock for employee tax withholding	—	(5,132)	—	—	(5,132)	—	(5,132)
Preferred stock accrued dividends	—	(390)	—	—	(390)	—	(390)
Preferred stock redemption	—	16,329	—	—	16,329	—	16,329
Net income (loss)	—	—	(14,505)	—	(14,505)	280	(14,225)
Foreign currency translation adjustment	—	—	—	(565)	(565)	—	(565)
Balance, March 31, 2024	11	292,024	(88,117)	(16,192)	187,726	500	188,226
Share-based compensation expense	—	2,519	—	—	2,519	—	2,519
Net income	—	—	5,266	—	5,266	—	5,266
Foreign currency translation adjustment	—	—	—	(116)	(116)	—	(116)
Balance, June 30, 2024	11	294,543	(82,851)	(16,308)	195,395	500	195,895
Share-based compensation expense	—	2,186	—	—	2,186	—	2,186
Repurchase of common stock for employee tax withholding	—	(1,329)	—	—	(1,329)	—	(1,329)
Net income	—	—	52,272	—	52,272	—	52,272
Foreign currency translation adjustment	—	—	—	1,042	1,042	—	1,042
Balance, September 30, 2024	$11	$295,400	$(30,579)	$(15,266)	$249,566	$500	$250,066

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	(Unaudited)
	2025	2024
Cash flows from operating activities
Net income	$15,191	$43,313
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	785	1,687
Depreciation and amortization	8,228	7,737
Write-off and amortization of debt issuance costs	464	237
Share-based compensation expense	8,132	7,280
Loss on disposal of property and equipment	12	115
Changes in operating assets and liabilities:
Accounts receivable	(64,935)	(168,314)
Inventory	(18,717)	(10,862)
Prepaid expenses and other assets	(3,832)	(121)
Accounts payable	27,756	56,085
Accounts payable - Meisheng (related party)	(12,706)	22,382
Accrued expenses	3,071	26,158
Reserve for sales returns and allowances	1,874	2,306
Income taxes payable	2,466	(3,507)
Deferred income taxes	2,782	—
Other liabilities	4,676	323
Total adjustments	(39,944)	(58,494)
Net cash used in operating activities	(24,753)	(15,181)
Cash flows from investing activities
Purchases of property and equipment	(7,850)	(7,344)
Investments in employee deferred compensation trusts	(1,820)	(1,647)
Proceeds from sale of property and equipment	—	2
Net cash used in investing activities	(9,670)	(8,989)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(4,232)	(6,461)
Repayment of credit facility borrowings	(8,000)	(63,000)
Proceeds from credit facility borrowings	8,000	63,000
Dividends paid	(8,374)	—
Deferred issuance costs	(217)	—
Redemption of preferred stock	—	(20,000)
Net cash used in financing activities	(12,823)	(26,461)
Net decrease in cash, cash equivalents and restricted cash	(47,246)	(50,631)
Effect of foreign currency translation	4,865	361
Cash, cash equivalents and restricted cash, beginning of period	70,137	72,554
Cash, cash equivalents and restricted cash, end of period	$27,756	$22,284
Supplemental disclosures of cash flow information:
Cash paid for interest	$29	$452
Cash paid for income taxes, net	$2,789	$14,866

Supplemental disclosures of non-cash activities:

During the nine months ended September 30, 2025 and 2024, the lease liability increased by $5.1 million and $2.7 million respectively, with a corresponding increase to the ROU asset.

As of September 30, 2025 and 2024, there was $4.2 million and $4.1 million, respectively, of property and equipment purchases included in accounts payable.

As of September 30, 2025, debt issuance costs of $0.1 million associated with the Company’s revolving credit facility with BMO Bank N.A. that was entered into on June 24, 2025 were included in accrued expenses (see Note 5 – Credit Facilities).

On August 8, 2025, the Company deregistered Jakks Pacific Trading Ltd., derecognized the related non-controlling interest of $0.5 million and recognized a liability towards the former non-controlling shareholder of $0.5 million within accrued expenses.

On March 11, 2024, the Company issued $15.0 million in common stock as part of the consideration to redeem the preferred stock derivative liability (see Note 8 – Common Stock and Preferred Stock).

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2025

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

As of the three months ended September 30, 2025, the Company has dissolved its subsidiary JAKKS Pacific Trading Ltd., which was partially owned by a non-controlling shareholder. In connection with the dissolution, the Company reclassified the non-controlling interest balance of $500,000 from equity to a liability payable to the former noncontrolling shareholder. The reclassification had no impact on net income or cash flows.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2025

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The new guidance provides a practical expedient in developing reasonable and supportable forecasts when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. Entities that elect the practical expedient may assume that current conditions as of the balance sheet date do not change for the remaining life of the respective assets. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The new guidance removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1. Management has authorized and committed to funding the software project and 2. It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software (referred to as “significant development uncertainty”). The amendments will be effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements and related disclosures.

There were no other new accounting pronouncements, issued or effective during the first nine months of fiscal 2025, which had or are expected to have a significant impact on the Company’s condensed consolidated financial statements and related disclosures.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2025

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2025 and 2024 and as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	Three Months Ended September, 30
	2025			2024
	TCP	Costumes	Total	TCP	Costumes	Total

Net Sales	$156,080	$55,130	$211,210	$264,306	$57,300	$321,606

Cost of Sales (A)	104,513	39,054	143,567	171,774	41,001	212,775

Gross Profit	51,567	16,076	67,643	92,532	16,299	108,831

Direct selling expenses	3,919	2,014	5,933	5,002	2,550	7,552
Product development and testing expenses	2,137	708	2,845	2,245	760	3,005
Divisional general and administrative expenses (A), (B)	5,233	2,763	7,996	8,227	2,860	11,087
Allocated headquarter general & administrative expenses (A), (C)	15,726	5,780	21,506	15,582	3,522	19,104

Income from operations	24,552	4,811	29,363	61,476	6,607	68,083

Other income (expense), net			388			84

Loss on debt extinguishment			(1)			—

Interest income			75			69

Interest expense			(102)			(539)
Income before provision for income taxes			$29,723			$67,697

(A) Includes depreciation and amortization	$4,726	$43	$4,769	$4,047	$42	$4,089

(B)	Consist mainly of payroll and related expenses, rent, depreciation and other general and administrative expenses.

(C)	Consist mainly of payroll related expenses, rent, depreciation and other general and administrative expenses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2025

	Nine Months Ended September, 30
	2025			2024
	TCP	Costumes	Total	TCP	Costumes	Total

Net Sales	$343,897	$99,660	$443,557	$451,786	$108,515	$560,301

Cost of Sales (A)	227,045	70,833	297,878	304,348	78,485	382,833

Gross Profit	116,852	28,827	145,679	147,438	30,030	177,468

Direct selling expenses	16,873	4,466	21,339	16,027	5,877	21,904
Product development and testing expenses	6,332	1,981	8,313	5,964	2,405	8,369
Divisional general and administrative expenses (A), (B)	16,595	8,951	25,546	21,288	9,408	30,696
Allocated headquarter general & administrative expenses (A), (C)	53,248	14,410	67,658	50,183	11,914	62,097

Income (loss) from operations	23,804	(981)	22,823	53,976	426	54,402

Other income (expense), net			418			294

Loss on debt extinguishment			(418)			—

Interest income			832			533

Interest expense			(402)			(938)
Income before provision for income taxes			$23,253			$54,291

(A) Includes depreciation and amortization	$8,135	$93	$8,228	$7,642	$95	$7,737

(B)	Consist mainly of payroll and related expenses, rent, depreciation and other general and administrative expenses.

(C)	Consist mainly of payroll related expenses, rent, depreciation and other general and administrative expenses.

	September 30,	December 31,
	2025	2024
Assets
Toys/Consumer Products	$425,216	$429,254
Costumes	60,054	15,615
	$485,270	$444,869

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2025

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Long-lived Assets
United States	$45,289	$53,020
China	14,226	13,553
United Kingdom	3,096	808
Hong Kong	2,027	582
Italy	765	754
Mexico	610	31
Canada	96	107
France	21	41
	$66,130	$68,896

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Sales by Customer Area
United States	$154,516	$255,278	$330,450	$451,545
Europe	29,408	30,034	55,875	46,033
Latin America	14,066	22,632	27,572	33,867
Canada	9,237	7,068	21,342	16,726
Asia	1,526	2,345	3,725	4,578
Australia & New Zealand	2,095	3,339	3,594	6,292
Middle East & Africa	362	910	999	1,260
	$211,210	$321,606	$443,557	$560,301

Major Customers

Net sales to major customers globally for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Target	$60,298	28.5%	$93,417	29.0%	$120,372	27.1%	$161,494	28.8%
Walmart	42,736	20.2	82,051	25.5	109,118	24.6	138,084	24.6
Amazon			42,347	13.2			55,873	10.0
	$103,034	48.7%	$217,815	67.7%	$229,490	51.7%	$355,451	63.4%

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

September 30, 2025

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Finished goods	$71,497	$52,780

The inventory obsolescence reserve was $2.1 million and $10.9 million as of September 30, 2025 and December 31, 2024, respectively.

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

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred. For the three and nine months ended September 30, 2025 sales commissions were $0.8 million and $1.7 million, respectively. For the three and nine months ended September 30, 2024 sales commissions were $0.7 million and $1.3 million, respectively.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the three and nine months ended September 30, 2025, shipping and handling costs were $2.2 million and $6.1 million, respectively. For the three and nine months ended September 30, 2024, shipping and handling costs were $1.8 million and $4.8 million, respectively.

The Company’s reserve for sales returns and allowances amounted to $37.7 million as of September 30, 2025, compared to $35.8 million as of December 31, 2024.

The Company’s net accounts receivable as of September 30, 2025 and December 31, 2024 were $195.8 million and $131.6 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2025

Note 5 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as agent and lender, providing a $67.5 million senior secured revolving credit facility (the “JPMorgan ABL Facility”) maturing in June 2026.

On June 24, 2025, in connection with the execution of a new credit facility with BMO Bank N.A., the Company voluntarily terminated the JPMorgan ABL Facility. At the time of termination, there were no borrowings outstanding under the JPMorgan ABL Facility. The termination of the JPMorgan ABL Facility did not result in any prepayment penalties or early termination fees. Unamortized debt issuance costs associated with the JPMorgan ABL Facility were written off and recorded as a loss on extinguishment of debt in the amount of $0.4 million, which is reflected in interest expense in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2025.

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

Borrowings under the Revolving Facility bear interest, at the Company’s election, at either (i) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or (ii) the Base Rate plus an applicable margin. The applicable margin varies based on the Company’s Total Net Leverage Ratio and ranges from 1.50% to 2.00% for SOFR loans and from 0.50% to 1.00% for Base Rate loans. The Company is also subject to a commitment fee on the unused portion of the Revolving Facility ranging from 0.20% to 0.30%, and a fee on outstanding letters of credit ranging from 1.50% to 2.00%. As of September 30, 2025 the weighted average interest rate on the credit facility with BMO Bank was 5.87%.

The BMO Credit Agreement contains customary affirmative and negative covenants, including limitations on indebtedness, liens, investments, asset sales and dividends. Financial covenants include a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00, and maximum Total Net Leverage Ratio of 2.00 to 1.00, tested quarterly.

The obligations under the BMO Credit Agreement are guaranteed by certain of the Company’s U.S., Canadian and Hong Kong subsidiaries and are secured by substantially all of the assets of the Company and certain of its subsidiaries, including equity interests in certain subsidiaries, subject to certain customary exclusions.

As of September 30, 2025, the amount of outstanding borrowings was nil and the total excess borrowing availability was $68.3 million.

As of September 30, 2025, off-balance sheet arrangements include letters of credit issued by BMO of $1.7 million, and by JPMorgan Chase of $1.6 million.

Amortization expense classified as interest expense related to the $0.3 million of debt issuance costs associated with the transaction that closed on June 24, 2025 (i.e., BMO Credit Agreement) was $13.7 thousand for the three months ended September 30, 2025.

As of September 30, 2025, the Company was in compliance with the financial covenants under the BMO Credit Agreement.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2025

Note 6 — Income Taxes

The Company’s income tax expense of $9.8 million for the three months ended September 30, 2025, reflects an effective tax rate of 33.1%. The Company’s income tax expense of $15.4 million for the three months ended September 30, 2024, reflects an effective tax rate of 22.8%. The decrease in tax expense for the three months ended September 30, 2025, compared to the corresponding period in 2024 is primarily attributable to a change in the forecasted annual effective tax rate driven by the change in the jurisdictional mix of earnings.

The Company’s income tax expense of $8.1 million for the nine months ended September 30, 2025 reflects an effective tax rate of 34.7%. The Company’s income tax expense of $11.0 million for the nine months ended September 30, 2024 reflects an effective tax rate of 20.2%. The decrease in tax expense during the nine months ended September 30, 2025 compared to the corresponding period in 2024 was primarily due to a decrease in pre-tax book income.

From time to time, in the normal course of business, the Company may be audited by federal, state and foreign tax authorities. At this time, the Company has at least one audit underway. The Company currently cannot assess the impact of the outcome on its condensed consolidated financial statements.

The One Big Beautiful Bill Act (“the Act”) was signed into law on July 4, 2025. The Act extends or reinstates certain provisions of the Tax Cuts and Jobs Act, includes tax relief measures, and revises international tax provisions, among other key items. The Company has evaluated the impact of the Act enacted and currently anticipates it will reduce our current cash tax payments and is not expected to have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the full impact of the Act as future developments and guidance become available.

Note 7 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings per share - basic and diluted	2025	2024	2025	2024
Net income	$19,892	$52,272	$15,191	$43,313
Net income attributable to non-controlling interests	—	—	—	280
Net income attributable to JAKKS Pacific, Inc.	19,892	52,272	15,191	43,033
Redemption of preferred stock	—	—	—	1,330
Net income attributable to common stockholders *	$19,892	$52,272	$15,191	$44,363
Weighted average common shares outstanding - basic	11,185	10,942	11,159	10,704
Earnings per share available to common stockholder- basic	$1.78	$4.78	$1.36	$4.14
Weighted average common shares outstanding - diluted	11,423	11,275	11,487	11,106
Earnings per share available to common stockholder- diluted	$1.74	$4.64	$1.32	$3.99

*	Net income attributable to common stockholders was computed by deducting the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock and fair value of the related derivative liability of $1.3 million for the nine months ended September 30, 2024.

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units to the extent they are dilutive). For the three and nine months ended September 30, 2025 and 2024, there were no potentially dilutive securities that were not included in the calculation of diluted net earnings per share because they would have been anti-dilutive.

Note 8 — Common Stock and Preferred Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2025

During the nine months ended September 30, 2025, certain employees, including two executive officers, surrendered an aggregate of 159,589 shares of restricted stock units for $4.2 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 3,549 shares of restricted stock granted in 2022, 2023 and 2024 with a value of approximately $0.1 million was forfeited during 2025.

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

A quarterly dividend of $0.25 per share for owners of record as of August 29, 2025 was declared on July 22, 2025 and paid on September 30, 2025. No dividend was declared or paid in 2024.

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of September 30, 2025, the Company did not sell any shares of common stock under the ATM Agreement.

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

As of September 30, 2025, the Company has not sold any securities pursuant to its shelf registration statement.

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

September 30, 2025

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

During 2024, the Company had redeemed all of the outstanding shares of the Series A Preferred Stock.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2025

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which was recorded in temporary equity:

2024
Balance, January 1,	$5,992
Preferred stock accrued dividends	390
Preferred stock redemption	(6,382)
Balance, September 30,	$—

Note 9 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. For the three months ended September 30, 2025, there were no events or circumstances that indicated that an impairment loss may have been incurred.

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

No goodwill impairment was determined to have occurred for the nine months ended September 30, 2025 and September 30, 2024.

Note 10 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$19,892	$52,272	$15,191	$43,313
Other comprehensive income:
Foreign currency translation adjustment	600	1,042	4,865	361
Comprehensive income	20,492	53,314	20,056	43,674
Less: Comprehensive income attributable to non-controlling interests	—	—	—	280
Comprehensive income attributable to JAKKS Pacific, Inc.	$20,492	$53,314	$20,056	$43,394

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

September 30, 2025

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

The following table summarizes the total share-based compensation expense recognized for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Share-based compensation expense	$2,392	$2,186	$8,132	$7,280

Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the nine months ended September 30, 2025 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	1,008,400	$22.51
Granted	293,394	29.55
Vested	(338,903)	17.82
Forfeited	(3,549)	28.06
Outstanding, September 30, 2025	959,342	26.30

As of September 30, 2025, there was $14.0 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.

As of September 30, 2025, the fair market value of non-vested restricted stock units was $18.0 million.

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

September 30, 2025

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Carrying Amount as of September 30,	Fair Value Measurements As of September 30, 2025
	2025	Level 1	Level 2	Level 3
Investments in employee deferred compensation trusts	$3,505	$3,505	$—	$—

	Carrying Amount as of December 31,	Fair Value Measurements As of December 31, 2024
	2024	Level 1	Level 2	Level 3
Money market funds	$39,907	$39,907	$—	$—
Investments in employee deferred compensation trusts	1,686	1,686	—	—

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. Investments in employee deferred compensation trusts which are comprised of mutual funds are classified as trading securities are included in prepaid and other assets on the condensed consolidated balance sheets. For the nine months ended September 30, 2025 and 2024, changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation totaled $18.4 thousand and $161.4 thousand, respectively, and are recognized in other general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income.

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

September 30, 2025

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

Note 15 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Income tax receivable	$8,884	$8,798
Investments in employee deferred compensation trusts	3,505	1,686
Prepaid expenses	2,446	2,306
Royalty advances	1,777	941
Employee retention credit	285	285
Other assets	2,887	125
Prepaid expenses and other assets	$19,784	$14,141

Note 16 — Subsequent events

On October 29, 2025, the Company filed a registration statement on Form S-3 in order to renew the registration of the securities registered on Form S-3 filed on October 20, 2022 and declared effective on October 28, 2022 pursuant to which it may issue, from time to time, up to $150.0 million of securities, which amount includes up to $75.0 million of common stock which can be sold pursuant to an ATM Agreement with B. Riley, as agent (see Note 8 – Common Stock and Preferred Stock).

On October 29, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend will be payable on December 29, 2025, to shareholders of record at the close of business on November 28, 2025.

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

Critical Accounting Estimates

Our critical accounting policies and estimates are included in the 2024 Annual Report on Form 10-K and did not materially change during the first nine months of 2025.

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	49.6	49.4	49.2	51.6
Royalty expense	16.2	15.6	16.2	15.4
Amortization of tools and molds	2.2	1.2	1.8	1.3
Cost of sales	68.0	66.2	67.2	68.3
Gross profit	32.0	33.8	32.8	31.7
Direct selling expenses	2.8	2.3	4.8	3.9
General and administrative expenses	15.2	10.3	22.8	18.1
Depreciation and amortization	0.1	—	0.1	—
Selling, general and administrative expenses	18.1	12.6	27.7	22.0
Income from operations	13.9	21.2	5.1	9.7
Other income (expense), net	0.2	—	0.1	0.1
Loss on debt extinguishment	—	—	(0.1)	—
Interest income	—	—	0.2	0.1
Interest expense	—	(0.2)	(0.1)	(0.2)
Income before provision for income taxes	14.1	21.0	5.2	9.7
Provision for income taxes	4.7	4.7	1.8	2.0
Net income	9.4	16.3	3.4	7.7
Net income attributable to non-controlling interests	—	—	—	—
Net income attributable to JAKKS Pacific, Inc.	9.4%	16.3%	3.4%	7.7%

The following unaudited table sets forth, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Sales
Toys/Consumer Products	$156,080	$264,306	$343,897	$451,786
Costumes	55,130	57,300	99,660	108,515
	211,210	321,606	443,557	560,301
Cost of Sales
Toys/Consumer Products	104,513	171,774	227,045	304,348
Costumes	39,054	41,001	70,833	78,485
	143,567	212,775	297,878	382,833
Gross Profit
Toys/Consumer Products	51,567	92,532	116,852	147,438
Costumes	16,076	16,299	28,827	30,030
	$67,643	$108,831	$145,679	$177,468

Comparison of the Three Months Ended September 30, 2025 and 2024

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $156.1 million for the three months ended September 30, 2025 compared to $264.3 million for the prior year period, representing a decrease of $108.2 million, or 40.9%. The decrease was driven by lower sales from both our North American and International businesses. Decreases were seen in all three of our divisions: Dolls, Role-Play/Dress-up was down 37.1% versus a year ago, Action Play & Collectibles division was down 46.4% and the Outdoor/Seasonal segment was down 42.1%.

Costumes. Net sales of our Costumes segment were $55.1 million for the three months ended September 30, 2025 compared to $57.3 million for the prior year period, representing a decrease of $2.2 million, or 3.8%. The decrease was primarily due to reduced orders from select recurring customers.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $104.5 million, or 66.9% of related net sales for the three months ended September 30, 2025 compared to $171.8 million, or 65% of related net sales for the prior year period, representing a decrease of $67.3 million, or 39.2%, in line with the decrease in net sales. The increase as a percentage of net sales was due to a lower mix of high margin movie-related product, slightly offset by decreased inventory reserves.

Costumes. Cost of sales of our Costumes segment was $39.1 million, or 71.0% of related net sales for the three months ended September 30, 2025, compared to $41.0 million, or 71.6% of related net sales for the prior year period, representing a decrease in dollars of $1.9 million, or 4.6%. The decrease was due to lower product COGS related to product mix and decreased inventory reserves.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $38.3 million for the three months ended September 30, 2025 compared to $40.7 million for the prior year period constituting 18.1% and 12.6% of net sales, respectively. Despite selling, general and administrative expenses being lower in dollars year over year, as a percentage of net sales selling, general and administrative expenses were up year over year because of lower net sales.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $9.8 million, or an effective tax rate of 33.1%, for the three months ended September 30, 2025. During the comparable period in 2024, our income tax expense was $15.4 million, or an effective tax rate of 22.8%. The increase in the effective tax rate is primarily due to a change in the forecasted annual effective tax rate driven by the change in the jurisdictional mix of earnings.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $343.9 million for the nine months ended September 30, 2025 compared to $451.8 million for the prior year period, representing a decrease of $107.9 million, or 23.9%. Decreases were seen in all three of our divisions: Dolls, Role-Play/Dress-up was down 22.7% versus a year ago, Action Play & Collectibles division was down 25.3% and the Outdoor/Seasonal segment was down 25.3%. The decrease was mainly driven by lower sales from our U.S. business.

Costumes. Net sales of our Costumes segment were $99.7 million for the nine months ended September 30, 2025 compared to $108.5 million for the prior year period, representing a decrease of $8.8 million, or 8.1%. The decrease was primarily due to reduced orders from select recurring customers attributable to tariff expense.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $227.0 million, or 66.0% of related net sales for the nine months ended September 30, 2025 compared to $304.3 million, or 67.4% of related net sales for the prior year period, representing a decrease of $77.3 million, or 25.4%, in line with the decrease in net sales. The decrease as a percentage of net sales was due to changes in product mix as well as decreased inventory reserves.

Costumes. Cost of sales of our Costumes segment was $70.8 million, or 71.0% of related net sales for the nine months ended September 30, 2025, compared to $78.5 million, or 72.4% of related net sales for the prior year period, representing a decrease in dollars of $7.7 million, or 9.8%. The decrease was due to lower product COGS related to product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $122.9 million for the nine months ended September 30, 2025 compared to $123.1 million for the prior year period constituting 27.7% and 22.0% of net sales, respectively. Selling, general and administrative expenses were essentially flat year over year, but as a percentage of net sales selling, general and administrative expenses were up year over year because of lower net sales.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $8.1 million, or an effective tax rate of 34.7%, for the nine months ended September 30, 2025. During the comparable period in 2024, our income tax benefit was $11.0 million, or an effective tax rate of 20.2%. The increase in the effective tax rate is primarily due to a decrease in pre-tax book income across the jurisdictions.

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

Liquidity and Capital Resources

As of September 30, 2025, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $133.8 million, compared to $119.3 million as of December 31, 2024, representing an increase in working capital of $14.6 million during the nine-month period ended September 30, 2025. The increase in working capital is mainly attributable to cash used for financing activities, which was burdened by $20.0 million cash outflow for the redemption of the Company’s preferred stock in March 2024.

Operating activities used net cash of $24.8 million during the nine months ended September 30, 2025, as compared to net cash used of $15.2 million in the prior year period. The increase in net cash used in operating activities year-over-year is primarily due to a lower net income in 2025. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of September 30, 2025, these agreements required future aggregate minimum royalty guarantees of $79.7 million exclusive of $1.8 million in advances already paid. Of this $79.7 million future minimum royalty guarantee, $39.3 million is due over the next twelve months.

Investing activities used net cash of $9.7 million and $9.0 million for the nine months ended September 30, 2025 and 2024, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products and purchases of investments to fund our obligation to our employees stemming from our non-qualified deferred compensation plan.

Financing activities used net cash of $12.8 million and $26.5 million for the nine months ended September 30, 2025 and 2024, respectively. The cash used in financing activities during the nine months ended September 30, 2025, consists primarily of $4.2 million used for the repurchase of our common stock for employee tax withholding and $8.4 million used to pay dividends. The cash used in financing activities during the nine months ended September 30, 2024, primarily consisted of $20.0 million used in the redemption of our outstanding preferred stock and $6.5 million used in the repurchase of common stock for employee tax withholdings.

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

Availability under the revolving facility as of September 30, 2025, was $68.3 million. The facility provides the Company with flexibility to fund working capital, capital expenditures, acquisitions, and general corporate purposes.

See Note 5 – Credit Facilities for additional information pertaining to our Credit Facilities.

As of September 30, 2025 and December 31, 2024, we held cash and cash equivalents, including restricted cash, of $27.8 million and $70.1 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $18.7 million and $16.5 million as of September 30, 2025 and December 31, 2024, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. During the first quarter of 2024, the Company declared a one-time dividend from Canada to the U.S in the amount of $5.9 million, in order to fund the preferred stock redemption that occurred during the quarter, resulting in a 5% withholding tax. This was a significant one-time event as there was no preferred stock outstanding as of September 30, 2024. Future cash remittances will come from Hong Kong, which does not impose withholding taxes. As such, foreign withholding taxes on future repatriations are not expected to be significant.

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

As of September 30, 2025, off-balance sheet arrangements include letters of credit issued by JPMorgan of $1.6 million, temporarily secured with cash as collateral, and letters of credit issued by BMO of $1.7 million.

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

JAKKS PACIFIC, INC.

Date: October 31, 2025	By:	/s/ John Kimble
John Kimble
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)