Form 10-K
period 2025-12-31
JAKKS PACIFIC INC
filed 2026-03-02
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2025, of $20.78 is $185,317,889.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 11,444,411 as of March 2, 2026.

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2025

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

Company Overview

We are a leading multi-product line, multi-brand toy company that designs, produces, markets, sells and distributes toys and related kid-targeted consumer products, inclusive of kids indoor and outdoor furniture, costumes and various product lines in the sporting goods and home furnishings space. We focus our business on acquiring or licensing well-recognized intellectual property (“IP”), trademarks and/or brand names, most with long product histories (“evergreen brands”). We seek to acquire/license these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names and have historically acquired complementary businesses to further grow our portfolio. For accounting purposes, our products have been divided into two segments: (i) Toys/Consumer Products and (ii) Costumes. Segment information with respect to revenues, assets and profits or losses attributable to each segment is contained in Note 3 to the audited consolidated financial statements contained below in Item 8. Our products include:

●	Action figures and accessories, including licensed characters based on the Nintendo®, Sonic the Hedgehog®, and The Simpsons® franchises and our own proprietary brands including Creepy Crawlers®;

●	Toy vehicles, including Xtreme Power Dozer®, Xtreme Power Dump Truck®, XPV®, Road Champs®, Fly Wheels® and AirTitans® inflatable remote-control dinosaur;

●	Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Darlings, Disney Encanto®, Disney Moana® 2, Disney ILY 4EVER®, Disney Frozen®, Disney Princess® and Minnie Mouse®, and infant and pre-school toys based on TV shows like PBS’s Daniel Tiger’s Neighborhood® as well as in-house brands such as Perfectly Cute®, Charming™, and KidTopia™;

●	Private label products developed exclusively for certain retail customers in various product categories;

●	Foot-to-floor ride-on products, including those based on BBC’s Bluey®, Fisher-Price®, Nickelodeon®, and Hasbro® licenses and inflatable play environments, tents and wagons;

●	Role play, dress-up, pretend play and novelty products for boys and girls based on well-known brands and entertainment properties such as Disney Frozen®, Black & Decker®, Disney Princess®, and Disney Encanto®, as well as those based on our own proprietary brands;

●	Indoor and outdoor kids’ furniture, activity trays and tables and room décor, seasonal and outdoor products, including those based on Disney® characters, Nickelodeon® and Hasbro® licenses;

●	Halloween and everyday costumes for children and in some cases teens and adults based on licensed and proprietary non-licensed brands, including Super Mario Bros.®, Microsoft’s Halo®, Disney-Pixar Toy Story®, Harry Potter®, Minions®, Sesame Street®, Power Rangers®¸ Pokemon®, Hasbro® brands, Universal’s Wicked® and Disney Frozen®, Disney Princess® and related Halloween accessories;

●	Outdoor activity toys including ReDo Skateboard Co.® and junior sports toys including Sky Ball® hyper-charged balls, SportsZone® sport sets and Wave Hoop® toy hoops marketed under our Maui® brand; and

●	Board games under the brand JAKKS Wild Games®, including Temple Raider®, K.O. Corral® and Galactic JAXX™.

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

Our Business Strategy

In addition to developing our own proprietary brands, properties and marks, licensing popular IP enables us to use these high-profile marks at a lower cost than we would incur if we purchased these marks or funded the development of comparable marks on our own. Beyond the investment profile, we have an appreciation of the challenges and expertise required to break through the noise in a world filled with high-budget, content-centric consumer choices either based on well-known pre-existing IP or the even higher hurdle to launch new IP in the current marketplace. By licensing IP and trademarks from world-class brand owners and content creators, we have potential access to a far greater range of marks than would be available for purchase. Licensors ultimately are responsible for the franchise management of their IP, and we, by extension, leverage their related investment in content and promotion, which we hope in turn will create a robust market for our related toy, consumer products and costume product lines. Licensors often also invest resources in engaging our largest customers directly to keep them aware of new initiatives and content to facilitate our sell-in of product. It also helps to credibly assure licensors that we will prioritize their brands, properties and IP rather than explicitly competing with them with a broad range of self-developed content-led offerings. We also license technology developed by unaffiliated inventors and product developers to enhance the design, innovation and functionality of our products.

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, value-oriented dollar stores, toy specialty stores and wholesalers. Our two largest customers are Target® and Walmart®, which accounted for 26.6% and 26.1%, respectively, of our net sales in 2025. No other customer accounted for more than 10% of our net sales in 2025.

Our Growth Strategy

Key elements of our growth strategy include:

●	Expand Core Product Lines. We manage our existing and new brands through strategic product development initiatives, including introducing new products, modifying existing products and extending existing product lines to maximize their longevity and expand their retail channel reach. Our marketing teams and product designers strive to develop new products or product lines to offer added technological, aesthetic and functional improvements to our extensive portfolio.

●	Enter New Product Categories. We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into several related categories by infusing additional technologies such as motion gaming and through the licensing of this category from our current licensors, such as Disney®. In recent years, we entered the skateboard space at a retailer’s request and have since expanded into related protective gear and accessories.

●	Acquire Additional Character and Product Licenses. We have acquired the rights to use many familiar brand and character names and logos from third parties that we use with our primary trademarks and brands. Currently, among others, we have license agreements with Nickelodeon®, Disney®, Pixar®, Marvel®, NBCUniversal®, Microsoft®, Sega®, Sony®, Netflix® and WarnerMedia®, as well as with the licensors of many other popular characters. We also license IP from other toy companies for categories in which they do not offer products found within our core product lines. We intend to continue to pursue new licenses from these media & entertainment companies along with other licensors. We also intend to continue to secure additional inventions and product concepts through our existing network of inventors and product developers.

●	Expand International Sales. We believe that non-US markets: Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2025, our sales generated outside the United States were approximately $154.1 million, or 27.0% of total net sales. Third-party distributors remain a core component of our international business, and we are constantly assessing how to expand our mutual businesses. We currently utilize warehouses in the United Kingdom, Germany (opened in 2025), Italy, Belgium and Spain (the latter two opened in 2024) to support sales expansion in Europe. We also have warehouse capacity in Mexico.

●	Pursue Strategic Acquisitions. We have supplemented our internal growth with selected strategic acquisitions. Most of the product lines we market today were originally acquired via acquisition over the past 20+ years.

●	Capitalize On Our Operating Efficiencies. We believe that our current infrastructure and operating model can accommodate growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

The execution of our medium-longer-term growth strategy, however, is subject to several risks and uncertainties, and we cannot assure you that we will experience growth in or maintain our present level of net sales (see “Risk Factors,” in Item 1A). For example, our growth strategy will place additional demands upon our management, operational capacity and financial resources and systems. The increased demand upon management may necessitate our recruitment and retention of additional qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our workforce, globally. While we believe that our operational, financial and management information systems will be adequate to support our future growth, no assurance can be given they will be adequate without significant investment in our infrastructure. Failure to expand our operational, financial and management information systems or to train, motivate, manage and retain employees could have a material adverse effect on our business, financial condition and results of operations.

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

Industry Overview

According to Toy Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by China, Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $30.3 billion in 2025. We believe the two largest United States toy companies, Hasbro® and Mattel®, along with The LEGO Group (headquartered in Denmark), collectively hold a dominant share of the U.S. toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement, expansion and re-introduction of previously established products and product lines.

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

Sales, Marketing and Distribution

We sell all our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, dollar stores, toy specialty stores and wholesalers. Our two largest customers are Target® and Walmart®, which accounted for 26.6% and 26.1%, respectively, of our net sales in 2025. No other customer accounted for more than 10% of our net sales in 2025. In 2024, our three largest customers, Target®, Walmart® and Amazon®, accounted for 29.6%, 26.2% and 10.6%, respectively, of our net sales. No other customer accounted for more than 10% of our net sales in 2024. We generally sell products to our customers on open account with payment terms typically varying from 30 to 90 days or, in some cases, pursuant to letters of credit. For sales outside of the United States, we may also purchase credit insurance to mitigate the risk, if any, of non-payment. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Walmart.com, Target.com and Amazon.com.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products to our customers, many of whom take title to the goods in China. These methods allow us to reduce certain operating costs and working capital requirements. We also contract the manufacture of certain products from Hong Kong Meisheng Cultural Company Limited (“Meisheng”), which involved payments to Meisheng of approximately $75.3 million and $98.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2024, Meisheng owned 4.8% of our outstanding common stock and until our 2025 annual meeting a designee of Meisheng was a member of our board of directors. A portion of our sales originate in the United States, so we hold certain inventory in a US warehouse and fulfillment facility. To date, a majority of all our sales has been to customers based in the United States. We intend to continue trying to expand distribution of our products into foreign territories and, accordingly, we have:

●	engaged representatives to oversee sales in certain foreign territories;

●	engaged distributors in certain foreign territories;

●	established direct relationships with retailers in certain foreign territories;

●	opened sales offices in Canada, Europe and Mexico;

●	opened distribution centers in the UK, the Netherlands, Italy, Belgium, Spain and Mexico.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $154.1 million, or 27.0% of our net sales in 2025 and approximately $146.0 million, or 21.1% of our net sales in 2024. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not directly manufacture our products, we own the majority of the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dies and molds represent a substantial portion of our property and equipment with a net book value of $16.6 million and $13.5 million as of December 31, 2025, and 2024, respectively. Substantially all of these assets are located across various provinces in China.

Patents, Trademarks, Copyrights and Licenses

We routinely pursue protection of our products through some form or combination of intellectual property right(s). We file patent applications where appropriate to protect our innovations arising from new development and design, and as a result, possess a portfolio of issued patents in the U.S. and abroad. Most of our products are produced and sold under trademarks owned by or licensed to us. In recent years, our rate of filing new trademark applications has increased. We also register certain aspects of some of our products with the U.S. Copyright Office. In the same vein, we enforce our rights against infringers because we recognize that our intellectual property rights are significant assets that contribute to our success. Accordingly, while we believe we are sufficiently protected and the duration of our rights are aligned with the lifecycle of our products, the loss of some of these rights could have an adverse effect on our financial growth expectations and business operations.

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

Seasonality and Backlog

In 2025, 57.9% of our net sales were made in the second and third quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry and therefore it is also the least profitable quarter due to various fixed costs. Seasonality factors cause our operating results to fluctuate significantly from quarter to quarter. However, our outdoor/seasonal products are primarily sold in the spring and summer seasons, and our year-round costume business ships most of its volume focused on consumer sales taking place just before Halloween at the end of October. Our results of operations may also fluctuate because of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the theatrical/entertainment-led releases of licensed brands, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher-priced toy products.

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

As of December 31, 2025, we had approximately 652 employees (including temporary and seasonal employees) working in over 10 countries worldwide to create innovative products and experiences that inspire, entertain, and develop children through play, with 292 employees (44.8 % of the total workforce) located outside the U.S.

Employee Engagement

One of our main focuses is employee retention. We empower our management to identify top performers and mentor them. We encourage all employees to take advantage of in-house and external training programs and continuing education. Our Human Resources department has an open-door policy that encourages employees to seek career advancement advice. We hold various events and workshops throughout the year, and employees are encouraged to voice any concerns and/or to bring forth their ideas and suggestions.

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

Health and Safety

We are committed to providing a safe, healthy and productive working environment for all our employees globally.

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

Sales of products under trademarks or trade or brand names licensed from others account for substantially all of our net sales. Product licenses allow us to capitalize on characters, designs, concepts and inventions owned by others or developed by toy inventors and designers. Our license agreements generally require us to make specified minimum royalty payments, even if we fail to sell a sufficient number of units to generate these dollar amounts under the percentage of sales basis under which most agreements are written. Some of our license agreements have additional requirements for marketing spend for the brands licensed. Some of our license agreements disallow certain retailer credits and deductions from the sales base on which royalties are calculated, including in some cases uncollectable accounts. In addition, under certain of our license agreements, if we fail to achieve certain prescribed sales targets, we may be unable to retain or renew these licenses which may adversely impact our business, results of operations and financial condition. Many of our license agreements, although multi-year in total, require us to pay a minimum level of royalties annually that cannot be recouped outside of selling during that time period (often 12 months). There may also be minimum royalty commitments assigned to specific geographic regions or countries. As a result, sudden shocks to the market, such as has been the case with COVID-19, trade wars or when a foundational retailer goes bankrupt, might leave us with these fixed expenses unless licensors are willing to renegotiate terms in consideration for the unexpected nature of the shock. Contractual minimal royalty payments are almost always fixed and determined upon signing, so these sorts of shocks could have a negative impact on our business, results of operations and financial condition for multiple years given the nature and timing of the shock.

●	Some of our licenses are restricted in terms of use and include other restrictive provisions.

Under the majority of our license agreements, the licensors have the right to review and approve our use of their licensed products, designs or materials before we may make any sales. If a licensor refuses to permit our use of any licensed property in the way we propose, or if their review process is delayed or not timely, our development, manufacturing and/or sale of new products could be impeded. Our licensing agreements include other restrictive provisions, such as limitations of the time period in which we have to sell existing inventory upon expiration of the license, requiring licensor approval of contract manufacturers and approval of marketing and promotional materials, limitations on channels of distribution, including online sales, change of ownership clauses that require licensor approval of such change and may require a fee to be paid under certain circumstances and various other provisions that may have an adverse impact on our business, results of operations and financial condition.

●	New licenses can be difficult and expensive to obtain and, in some cases, retain.

Our continued success will substantially depend upon our ability to maintain existing relevant licenses and obtain new additional licenses. Intense competition exists for desirable licenses in our industry. We cannot assure you that we will be able to secure or renew significant licenses on terms acceptable to us. In addition, as we add licenses, the need to fund additional capital expenditures, royalty advances and guaranteed minimum royalty payments may strain our cash resources. Often, licensors require cash advance payments upon signing agreements against future minimum royalty obligations, which requires us to pay out cash several quarters prior to our ability to ship, invoice and ultimately collect revenue from the related product sales. In addition, there might be licensor or consumer expectations that certain toy products contain music or musical elements related to the original entertainment. Those music rights must be separately acquired at additional expense, and as a result can adversely affect our profitability and competitiveness at retail.

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

The success of many of our character-related and theme-related products depends upon the popularity of characters in books, movies, television programs, video games, live sporting exhibitions, and other media and events. As we have a 9-18-month concept-to-market timeline depending on the product category, there is a degree of exposure given our dependence on third parties to adhere to their planned schedules. By extension, any sudden disruption in that third party’s release calendar can have negative repercussions for our business, both in terms of recouping our investments to date, as well as monetizing those investments at the profit margins we have planned. We cannot assure you that:

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

Our two largest customers are Target® and Walmart®, which accounted for 26.6% and 26.1%, respectively, of our net sales in 2025. Except for outstanding purchase orders for specific products, we do not have written contracts with, or commitments from, any of our customers, and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers would adversely affect our business, results of operations and financial condition. In addition, pressure by large customers seeking price reductions, financial incentives and changes in other terms of sale or for us to bear the risks and the cost of importing and carrying inventory could also adversely affect our business, results of operations and financial condition.

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

In June 2025, we entered into and consummated a binding definitive agreement with BMO Bank N.A. (for a revolving credit facility) with the objective of increasing our overall liquidity.

All outstanding borrowings under the revolving credit line are accelerated and become immediately due and payable (and the revolving credit line terminates) in the event of a default, which includes, among other things, failure to comply with certain financial covenants or breach of representations contained in the credit line documents, defaults under other loans or obligations, involvement in bankruptcy proceedings, an occurrence of a change of control or an event constituting a material adverse effect on us (as such terms are defined in the credit line documents). In the event of a default, it is possible that our assets and certain of our subsidiaries’ assets may be attached or seized by the lenders. Any (i) failure by us to comply with the covenants or other provisions of the credit line (ii) difficulty in securing any required future financing, or (iii) any such seizure or attachment of assets could have a material adverse effect on our business and financial condition. Our revolving credit line matures in June 2030.

We may enter into an At the Market Issuance Sales Agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock, which may adversely affect the price of our Common Stock.

We have an At the Market Issuance Sales Agreement (“ATM Agreement”), pursuant to which we may issue, from time to time, up to $75.0 million of common stock, in one or more offerings in amounts, prices and at terms that we will determine at the time of the offering. Any such sale of common stock will dilute our other equity holders and may adversely affect the market price of the common stock.

We expect to file a shelf registration statement pursuant to which we may offer and sell, from time to time, securities, which may adversely affect the price of our Common Stock.

We expect to file with the SEC an effective registration statement pursuant to which we may issue, from time to time, up to $150 million of securities (which will be reduced by any amount of securities sold pursuant to the ATM Agreement) consisting of, or any combination of, common stock, preferred stock, debt securities, warrants, rights and/or units, in one or more offerings in amounts, prices and at terms that we will determine at the time of the offering. Any such sale of stock or convertible securities will, or have the potential to, dilute our other equity holders and may adversely affect the market price of the common stock.

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

Economic conditions, such as decreased consumer confidence, inflation or a recession, may adversely impact our business, results of operations and financial condition. In addition, general economic conditions were significantly and negatively affected by the September 11th terrorist attacks and could be similarly affected by any future attacks. The COVID-19 pandemic had a negative impact to our business in 2020 by disrupting consumer behavior, spending patterns and ultimately the play patterns and events that often motivate purchases of our products. The sudden imposition of tariffs in 2025 in the US on products sourced from China similarly reduced customer demand for our product in reaction to the increased cost per unit, while similarly increasing our cost base for product we import for sale in the US out of our US warehouse location. Other conditions, such as the unavailability of electronic components or other raw materials, for example, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Interruptions and delays in the availability of raw materials and finished goods could result from labor stoppages and strikes, the occurrence or threat of wars or similar conflicts, trade restrictions, and severe or unexpected weather conditions and other factors, any of which could adversely affect our business and the results of our operations. Significant and sustained increases in the price of oil, for example, could adversely impact the cost of the raw materials used in the manufacture of certain of our products, such as plastic, as well as ocean and over-the-road shipping costs. Increases in the costs of raw materials and shipping and other transportation costs and delays in the delivery of finished goods, if not offset by higher prices, could adversely impact our sales. Further, actions US trade authorities have taken, and/or may take, around tariffs and related trade policies and the associated uncertainty of how such actions may be implemented add instability to our supply-chain. Our ability to offer products at the same levels of margins our customers have grown to expect and the same level of price-value our consumers have come to expect may be impeded as a result.

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

We depend upon many third-party manufacturers who develop, provide and use the tools, dies and molds that we generally own to manufacture our products, many of which we have successfully work with for decades. However, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis, could adversely affect our business, results of operations and financial condition.

We do not have long-term contracts with our third-party manufacturers. Although we believe we could secure other third-party manufacturers to produce our products, our operations would be adversely affected if we suddenly lost our relationship with any of our current suppliers or if our current suppliers’ operations or sea or air transportation with our overseas manufacturers were disrupted or terminated even for a relatively short period of time. While a few of our manufactures supply a meaningful volume of our products, we are constantly evaluating new manufacturing sources to ensure we are maintaining product quality and innovation, source flexibility and market-appropriate pricing. Our tools, dies and molds are located at the facilities of our third-party manufacturers. Although we own the majority of those tools, dies and molds, our ability to retrieve them and move them to a new manufacturer in a cost-neutral manner might be limited by lack of manufacturing equipment compatibility or government regulation.

Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay our third-party manufacturers for products, depending upon what they pay for their raw materials. We may also incur costs or other losses as a result of not placing orders consistent with our forecasts for products manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. In the event that some unexpected shock to the market (like the COVID-19 pandemic, a sudden trade war, or a flare up in a shooting war in a sensitive area) were to suddenly drastically change demand or costing for product anticipated to be procured from our third-party manufacturers, we may incur some costs relating to raw materials they have ordered on our behalf, and/or finished goods that were not shipped due to last-minute cancelled orders from our customers buying FOB from China.

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

The toy industry is highly competitive. Globally, certain of our competitors have financial and strategic advantages over us, including:

●	greater financial resources;

●	larger sales, marketing and product development departments;

●	stronger brand name recognition and/or well-established owned brands/trademark;

●	broader international sales and marketing infrastructure;

●	greater financial resources derived by higher-margin, higher-growth ancillary (non-toy) businesses;

●	lower overhead costs due to operating as a privately-owned company;

●	longer operating histories; and

●	greater economies of scale, inclusive of purchasing power and leverage of their investments across a range of areas, including but not limited to research, technology, data analytics, logistics and strategic sourcing.

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

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 27.0% of our net sales for the year ended December 31, 2025, and approximately 21.1% of our net sales for year ended December 31, 2024. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we use third-party manufacturers, located principally in China, and are subject to the risks normally associated with operations, including:

●	currency conversion risks and currency fluctuations;

●	limitations, including taxes, on the repatriation of earnings;

●	political instability, including wars and civil unrest, and economic instability;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

●	complications in complying with laws in varying jurisdictions and changes in governmental policies;

●	greater difficulty and expenses associated with recovering from natural disasters, such as earthquakes, hurricanes and floods;

●	transportation delays and interruption, inclusive of raw material’s sourcing to our third-party manufacturers as well as finished goods delivery through to our customers and ultimate consumers;

●	work stoppages;

●	trade wars in general and the imposition or potential imposition of tariffs specifically; and

●	the pricing of intercompany transactions may be challenged by taxing authorities in both foreign jurisdictions and the United States, with potential increases in income and other taxes.

Our reliance upon external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary, but cannot be done so quickly in a cost-neutral manner. However, if we were prevented from obtaining products or components for a material portion of our product line due to regulatory, political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. Also, the imposition of trade sanctions by the United States or another major market where we sell product against a class of products imported by us from, or the loss of “normal trade relations” status by China could significantly increase our cost of products imported from that nation. Because of the importance of international sales and international sourcing of manufacturing to our business, our results of operations and financial condition could be significantly and adversely affected if any of the risks described above or similar type of risks were to occur.

Legal proceedings may harm our business, results of operations, and financial condition.

We are a party to lawsuits and other legal proceedings in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We cannot provide assurance that we will not be a party to material legal proceedings in the future. To the extent legal proceedings continue for long time periods or are adversely resolved, our business, results of operations, and financial condition could be significantly harmed.

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

If we are unable to acquire and integrate companies and new product lines successfully, we will be unable to implement a meaningful path to growth.

Our growth depends, in part, upon our ability to acquire companies and new licenses and product lines. Future acquisitions, if any, may succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be evaluated for impairment at least annually. At December 31, 2025, $35.1 million, or 7.9% of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm the results of our operations. We did not record any goodwill impairment charges during 2025, 2024 or 2023. In the future, if we do not maintain our profitability and growth targets, the carrying value of our goodwill may become impaired, resulting in impairment charges.

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

JAKKS has implemented cybersecurity policies, processes and procedures to aid in the identification, protection, detection of cyber related issues, and the response to and recovery from cybersecurity breaches. A summary of the principal activities JAKKS has undertaken to strengthen its cybersecurity posture and mitigate its cybersecurity risks:

●	A subcommittee of the Board of Directors has been established to oversee and manage the company’s risk, response, and recovery policies, processes, and procedures related to, and stemming from, cyber-related issues;

●	Purchased cybersecurity risk insurance to protect against potential losses arising from a cybersecurity incident;

●	Implementation of weekly vulnerability and semi-annual penetration tests to identify, and if necessary, remediate, any potential risk to the organization;

●	Maintain and review annually a Business Continuity Plan and Cyber Attack Plan ;

●	Implemented a revised and updated phishing email training program semi-annually; and

As part of our cybersecurity program, the Senior Vice President of Operations and Vice President of Information Technology, collectively referred to as our “Cybersecurity Team,” reviews our cybersecurity posture, identifies areas in need of improvement, and helps foster a culture of compliance (including training of all employees). Our Vice President of Information Technology has over 25 years of experience in various roles involving managing information security, developing cybersecurity strategy, and implementing cybersecurity program. The Company’s program also includes activities to respond to and recover from cybersecurity incidents, including processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

Our Cybersecurity Team assesses cybersecurity risks, including those related to our supply chain and third-party service providers that have access to our systems or facilities where JAKKS’ data is stored. The team assesses how cybersecurity risks affect or are reasonably likely to materially affect the Company, including our operations or financial position. Our Cybersecurity Team is responsible for the Company’s risk assessment, risk management, disaster recovery, and auditing of JAKKS overall cybersecurity program. The Cybersecurity Team meets with the Cybersecurity Subcommittee of the Board of Directors to discuss, identify, and address cybersecurity risks and review updates to our risk management program to ensure cybersecurity risks to the organization are mitigated. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factors beginning on page 11 of the section entitled “Item 1A. Risk Factors” in this Form 10-K.

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

Item 2. Properties

The following is a listing of the principal leased offices maintained by us as of March 2, 2026

		Approximate	Lease Expiration
Property	Location	Square Feet	Date
US
Distribution Center	City of Industry, California	800,000	August 31, 2029
Disguise Office	Poway, California	24,200	June 30, 2028
Corporate Headquarters/Showroom	Santa Monica, California	65,858	January 31, 2029

International
Europe Office	Bracknell, United Kingdom	8,957	January 19, 2036
Hong Kong Headquarters	Kowloon, Hong Kong	18,500	June 30, 2028
Italy Office and Warehouse	Piacenza, Italy	26,189	August 31, 2029

In addition to the above, we also maintain leases for various sales offices in the U.S. and internationally. We believe our facilities are suitable for their intended uses and, in conjunction with our third-party contract manufacturing agreements, provide adequate capacity and are sufficient to meet our expected needs.

Item 3. Legal Proceedings

For information regarding our legal proceedings, see Item 8 “Consolidated Financial Statements and Supplementary Data Note 18 – Litigation and Contingencies.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select exchange under the symbol “JAKK.”

Security Holders

To the best of our knowledge, as of February 13, 2026, there were 145 holders of record of our common stock.

Dividends

The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations and may be subject to certain restrictions under our credit facility. Quarterly cash dividends of $0.25 per common share were paid on March 31, June 27, September 30 and December 29, 2025.

On February 19, 2026, we issued a press release to announce that our Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend will be payable on March 30, 2026 to shareholders of record at the close of business on February 27, 2026.

Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2025, for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights; and

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (c)
Equity compensation plans approved by security holders	—	—	1,257,576
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,257,576

Equity compensation plans approved by our stockholders consist of the 2002 Stock Award and Incentive Plan. An additional 1.0 million, 1.0 million, 3.6 million, 2.5 million and 1.4 million shares were added to the number of total issuable shares under the Plan and approved by the Board in 2023, 2021, 2019, 2017, and 2013, respectively. Additionally, no shares subject to restricted stock awards and no stock options remained unvested and no restricted stock awards and no stock options have been issued as of December 31, 2025. Disclosures with respect to equity issuable to certain of our executive officers pursuant to the terms of their employment agreements are disclosed below under Item 11.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities in the fourth quarter of 2025.

Issuer Unregistered Sale of Equity Securities

There were no issuer sales of unregistered equity securities in the fourth quarter of 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements because of various factors. You should read this section in conjunction with our consolidated financial statements and the related notes included in Item 8 “Consolidated Financial Statements and Supplementary Data.”

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

Allowance for Current Expected Credit Losses. Our allowance for current expected credit losses is based upon management’s assessment of the business environment, customers’ risk profile characteristics, historical collection and loss information, aging of accounts receivables, and other matters specific to customer accounts in the establishment of pools. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our current expected credit losses, our estimates of the recoverability of amounts due to us could be misstated, which could have an adverse impact on our operating results. Our allowance for current expected credit losses is also affected by the time at which uncollectible accounts receivable balances are actually written off. The allowance for current expected credit losses requires judgement related to the establishment of pools based on customer risk profile characteristics and the historical loss rates applied to each pool and requires judgement since it involves estimation of the impact of both current and future economic factors in relation to its customers’ risk profile characteristics. Changes in the assumptions used to develop the estimates could materially affect key financial measures, including other selling and administrative expenses, net income and accounts receivable.

Goodwill. Goodwill represents the excess of the purchase price over the fair values of the underlying net assets acquired in an acquisition. Goodwill is not amortized but tested for impairment at least annually at the reporting unit level and asset level. The annual goodwill test is performed in the second quarter and whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value, we may assess goodwill for impairment using a qualitative assessment. Qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that a reporting unit has an indication of impairment based on the qualitative assessment, it is required to perform a quantitative assessment. We may bypass the qualitative assessment and perform a quantitative assessment. Impairment is recognized in the amount by which, if any, the carrying value of the reporting unit exceeds the fair value, not to exceed the carrying value of goodwill. We evaluate fair value recoverability using both objective and subjective factors. Objective factors include cash flows and analysis of recent sales and earnings trends. Subjective factors include our best estimates of projected future earnings and competitive analysis and the Company’s strategic focus. We performed a quantitative assessment for Toys/Consumer Products reporting unit during Q2 2025, the fair value of which exceeded its carrying amount by 26%. As of December 31, 2025, all our Goodwill of $35.1 million related to our Toys/Consumer Products reporting unit.

Royalties. We enter into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in our products. These agreements generally require a percentage of sales (as defined by the respective agreements) be paid to third parties as royalties. They also often require a fixed minimum dollar amount of royalties to be paid regardless of what level of sales are achieved during the term of the agreement. Payment timing varies across agreements and may precede any sales or collections of monies related to such sales. We recognize royalty expenses in the period in which sales are made. In addition, we assess whether forecasted revenue under any agreement is likely to be sufficient to cover the minimum royalty guarantee, and if not a royalty shortfall reserve and associated royalty expense is recorded at that time. If our actual revenue generated differs from our projections, the recoverability of our minimum guarantees would be impacted and could materially affect key financial measures, including gross profit, net income and prepaid assets.

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

Reserve for Sales Returns and Allowances. We routinely enter into arrangements with our customers to provide sales incentives, support customer promotions and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. The accounting estimate related to sales adjustments requires significant judgment to estimate related accruals, such as estimating volumes of defective products to support reserves for defective merchandise and estimating future customer performance and consumer preferences that could impact the discretionary sales promotions. Significant changes in the assumptions used to develop the estimates could materially affect key financial measures, such as net sales, gross profit, net income, and reserve for sales returns and allowances.

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

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2025, our income tax reserves were approximately $0.8 million and relate to federal and state income taxes.

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

Recent Accounting Pronouncements.

See Item 8 “Consolidated Financial Statements and Supplementary Data Note 2 - Summary of Significant Accounting Policies.”

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. A discussion of the operating results for 2024 can be found in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 6, 2025, in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

	Year Ended December 31,
	2025	2024
Net sales	100.0%	100.0%
Less: Cost of sales
Cost of goods	49.7	52.3
Royalty expense	16.2	15.5
Amortization of tools and molds	1.7	1.4
Cost of sales	67.6	69.2
Gross profit	32.4	30.8
Direct selling expenses	6.4	5.8
General and administrative expenses	23.4	19.2
Depreciation and amortization	0.1	0.1
Selling, general and administrative expenses	29.9	25.1
Income from operations	2.5	5.7
Other income (expense), net	0.1	0.1
Loss on debt extinguishment	(0.1)	—
Interest income	0.2	0.1
Interest expense	(0.1)	(0.2)
Income before provision for income taxes	2.6	5.7
Provision for income taxes	0.9	0.8
Net income	1.7	4.9
Net income attributable to JAKKS Pacific, Inc.	1.7%	4.9%
Net income attributable to common stockholders	1.7%	5.1%

The following table summarizes, for the periods indicated, certain statement of operations data by segment (in thousands).

	Year Ended December 31,
	2025	2024
Net Sales
Toys/Consumer Products	$461,937	$570,018
Costumes	108,734	121,024
	570,671	691,042
Cost of Sales
Toys/Consumer Products	304,333	389,534
Costumes	81,258	88,487
	385,591	478,021
Gross Profit
Toys/Consumer Products	157,604	180,484
Costumes	27,476	32,537
	$185,080	$213,021

Comparison of the Years Ended December 31, 2025 and 2024

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $461.9 million in 2025, compared to $570.0 million in 2024, representing a decrease of $108.1 million, or 19.0%. The decrease in net sales was primarily due to lower sales North America, down 24.0%, while International sales grew 2.7%. The Dolls, Role Play and Dress Up Division decreased 22.6% year over year, mainly due to limited theatrical releases and lower sales within the Disney Princess and Style Collection businesses. Within the Action Play & Collectibles Division, down 15.6%, Sonic the Hedgehog 3 and the Sonic/DC collaboration added incremental year over year sales, while lower Nintendo sales offset those gains. The Seasonal Division was down 8.8% from 2024.

Costumes. Net sales of our Costumes segment were $108.7 million in 2025, compared to $121.0 million in 2024, representing a decrease of $12.3 million, or 10.2%. The decrease in net sales was primarily driven by US customers lowering their order levels based on tariffs. Despite the lower sales in the US, our International sales grew in 2025 its highest level.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $304.3 million, or 65.9% of related net sales in 2025 compared to $389.5 million, or 68.3% of related net sales in 2024 representing a decrease of $85.2 million or 21.9%. Although royalty rates were higher year-over-year, the decrease in the cost of sales percentage of net sales, year-over-year is due to lower inventory obsolescence costs.

Costumes. Cost of sales of our Costumes segment was $81.3 million, or 74.8% of related net sales for 2025 compared to $88.5 million, or 73.1% of related net sales for 2024 representing a decrease of $7.2 million, or 8.1%. The year-over-year decrease in dollars is directly attributable to lower volume. The increase in percent of net sales is attributable higher royalty expense due to higher royalty guarantee shortfalls offset by improvements in product cost of goods attributable to mix and design for improved margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $170.9 million in 2025 and $173.3 million in 2024, constituting 29.9% and 25.1% of net sales, respectively. Selling, general and administrative expenses decreased from the prior year by $2.4 million or 1.4% primarily driven by lower media costs and lower temporary labor costs.

Loss on Debt Extinguishment

In 2025, we recognized a loss on debt extinguishment of $0.4 million in connection with the early termination our existing $67.5 million JPMorgan ABL revolving credit facility in connection with entering into a new senior secured facility with BMO Bank, N.A.

Interest Income

Interest Income was $1.0 million for the year ended December 31, 2025, as compared to $0.8 million in the prior year period. Interest income earned is primarily due to the Company’s money market investments.

Interest Expense

Interest expense was $0.5 million for the year ended December 31, 2025, as compared to $1.1 million in the prior year period, both related to borrowings from our revolving credit facilities.

Provision for Income Taxes

During 2025, our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $4.9 million, or an effective tax rate of 33.1%. The 2025 tax expense included a discrete tax benefit of $0.2 million primarily related to adjustments to uncertain tax positions and to return to provision adjustments. Absent these discrete tax benefits, our effective tax rate for 2025 was 34.4%, primarily due to taxes on federal, state, and foreign income.

During 2024, our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $5.5 million, or an effective tax rate of 13.9%. The 2024 tax expense included a discrete tax benefit of $1.4 million primarily comprised of valuation allowance adjustments. Absent these discrete tax benefits, our effective tax rate for 2024 was 17.4%, primarily due to taxes on federal, state, and foreign income.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. Based on our evaluation of all positive and negative evidence, as of December 31, 2025, a valuation allowance of $0.7 million has been recorded against the deferred tax assets that more likely than not will not be realized. The net deferred tax asset change of $0.8 million consists of the net deferred tax asset changes in the US and foreign jurisdictions, where we are in a cumulative income position.

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

In the first quarter of 2022, Russia and Ukraine engaged in an armed conflict that continues. We cannot predict at this time if the conflict will spread to other countries. Accordingly, we cannot quantify at this time if, or the extent, this conflict will adversely impact our business operations.

The U.S. taking unilateral action to impose tariffs on products imported from China and adopting an approach to deploy tariffs with no advance notice or feedback mechanism has created across markets has created uncertainty about our ability to source products with a cost structure consistent with our recent history. It also increased the possibility that markets outside the U.S. could institute retaliatory tariffs that would ultimately increase the cost of our doing business in those markets where we import product. In addition, our customer base has faced increased costs in importing our product from Hong Kong into their home markets. In the event our customers choose to raise consumer prices to offset these costs, negative consumer reaction could substantially reduce unit demand for our product line, and by extension lower sales. Lower sales could negatively impact our profitability and cash flows.

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

	2025				2024
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net Sales	$113,253	$119,094	$211,210	$127,114	$90,076	$148,619	$321,606	$130,741
As a % of full year	19.8%	20.9%	37.0%	22.3%	13.0%	21.6%	46.5%	18.9%
Gross profit	$39,013	$39,023	$67,643	$39,401	$21,052	$47,585	$108,831	$35,553
As a % of full year	21.1%	21.1%	36.5%	21.3%	9.9%	22.3%	51.1%	16.7%
As a % of net sales	34.4%	32.8%	32.0%	31.0%	23.4%	32.0%	33.8%	27.2%
Income (loss) from operations	$(3,757)	$(2,783)	$29,363	$(8,605)	$(21,324)	$7,643	$68,083	$(14,718)
As a % of full year	(26.4)%	(19.6)%	206.5%	(60.5)%	(53.7)%	19.2%	171.6%	(37.1)%
As a % of net sales	(3.3)%	(2.3)%	13.9%	(6.8)%	(23.7)%	5.1%	21.2%	(11.3)%
Income (loss) before provision for (benefit from) income taxes	$(3,545)	$(2,925)	$29,723	$(8,488)	$(20,953)	$7,547	$67,697	$(14,559)
As a % of net sales	(3.1)%	(2.5)%	14.1%	(6.7)%	(23.3)%	5.0%	21.0%	(11.2)%
Net income (loss)	$(2,382)	$(2,319)	$19,892	$(5,320)	$(14,225)	$5,266	$52,272	$(9,113)
As a % of net sales	(2.1)%	(1.9)%	9.4%	(4.2)%	(15.8)%	3.5%	16.3%	(7.0)%
Net income (loss) attributable to non-controlling interests	$—	$—	$—	$—	$280	$—	$—	$—
As a % of net sales	—%	—%	—%	—%	0.3%	—%	—%	—%
Net income (loss) attributable to JAKKS Pacific, Inc.	$(2,382)	$(2,319)	$19,892	$(5,320)	$(14,505)	$5,266	$52,272	$(9,113)
As a % of net sales	(2.1)%	(1.9)%	9.4%	(4.2)%	(16.1)%	3.5%	16.3%	(7.0)%
Net income (loss) attributable to common stockholders	$(2,382)	$(2,319)	$19,892	$(5,320)	$(13,175)	$5,266	$52,272	$(9,113)
As a % of net sales	(2.1)%	(1.9)%	9.4%	(4.2)%	(14.6)%	3.5%	16.3%	(7.0)%
Diluted earnings (loss) per share	$(0.21)	$(0.21)	$1.74	$(0.47)	$(1.27)	$0.47	$4.64	$(0.83)
Weighted average shares and equivalents outstanding	11,146	11,146	11,423	11,282	10,354	11,245	11,275	11,008

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Liquidity and Capital Resources

As of December 31, 2025, we had working capital of $121.0 million compared to $119.3 million as of December 31, 2024.

Operating activities provided net cash of $8.5 million in 2025 and $38.9 million in 2024. The decrease in cash flows provided by operating activities, year-over-year, was primarily due to a lower net income and higher working capital usage, partially offset by higher non-cash charges related to valuation adjustments for our preferred stock derivative liability and an increase in deferred income tax assets due to inventory cost and other expense capitalization matters, both in 2024. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for products manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of December 31, 2025, these agreements required future aggregate minimum royalty guarantees of $189.8 million, exclusive of $2.3 million in advances already paid. Of this $189.8 million future minimum royalty guarantee, $57.4 million is due over the next twelve months.

Investing activities used net cash of $12.3 million and $12.9 million for the years ended December 31, 2025 and 2024, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products and purchases of investments to fund our obligation to our employees stemming from our non-qualified deferred compensation plan.

Financing activities used net cash of $17.1 million in 2025 and $26.9 million in 2024. The cash used in 2025 primarily consists of the quarterly cash dividends paid to holders of our common stock of $11.2 million and the repurchase of common stock for employee tax withholding of $5.7 million. The cash used in 2024 primarily consists of the cash portion for the redemption of the Series A Preferred stock of $20.0 million and the repurchase of common stock for employee tax withholding of $6.9 million.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2025 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Operating leases	$16,936	$17,177	$16,757	$7,106	$426	$2,171	$60,573
Minimum guaranteed license/royalty payments	57,374	49,070	46,474	36,862	—	—	189,780
Employment contracts	6,431	5,355	2,609	665	—	—	15,060
Total contractual cash obligations	$80,741	$71,602	$65,840	$44,633	$426	$2,171	$265,413

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of our income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated (see Item 8 “Consolidated Financial Statements and Supplementary Data Note 11 - Income Taxes” for further explanation of our uncertain tax positions).

In June 2025, we terminated our existing $67.5 million JPMorgan ABL revolving credit facility in connection with entering into a new senior secured facility with BMO Bank, N.A. The prior facility had no outstanding borrowings at the time of termination. We recorded a non-cash charge of $0.3 million for the write-off of previously deferred financing costs associated with the JPMorgan facility.

On June 24, 2025, the Company and certain of its subsidiaries entered into a new Credit Agreement (the “BMO Credit Agreement”) with BMO Bank, N.A., as administrative agent, and a syndicate of lenders. The BMO Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Facility”) with aggregate commitments of up to $70.0 million, including a $10.0 million sublimit for swingline loans and a $25.0 million sublimit for letters of credit. The Revolving Facility matures on June 24, 2030, unless extended pursuant to its terms. Capitalized terms used below have the meanings assigned to them in the BMO Credit Agreement.

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

Availability under the revolving facility as of December 31, 2025, was $68.3 million. The facility provides the Company with flexibility to fund working capital, capital expenditures, acquisitions, and general corporate purposes.

We were in compliance with the financial covenants under the BMO Credit Agreement as of December 31, 2025.

(See Item 8 “Consolidated Financial Statements and Supplementary Data, Note 8 – Debt and Note 9 – Credit Facilities” for additional information pertaining to our Debt and Credit Facilities.)

As of December 31, 2025, and 2024, we held cash and cash equivalents, including restricted cash, of $54.1 million and $70.1 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States, in various foreign subsidiaries totaled $16.9 million and $16.5 million as of December 31, 2025, and 2024, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of December 31, 2025.

Our primary sources of working capital are cash flows from operations and borrowings under our credit facility (See Item 8 “Consolidated Financial Statements and Supplementary Data Note 9 – Credit Facilities”).

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

As of December 31, 2025, off-balance sheet arrangements include letters of credit issued by JPMorgan of $1.6 million, temporarily secured with cash as collateral, and letters of credit issued by BMO of $1.7 million.

On July 1, 2022, we entered into an ATM Agreement with B. Riley, as agent pursuant to which we may, from time to time, sell shares of our common stock, up to $75 million in common stock, in one or more offerings in amounts, at prices and in the terms that we will determine at the time of the offering. On July 1, 2022, we filed a Form S-3 shelf registration statement (File No. 333-266009) with the SEC. On Aug 1, 2022, the SEC declared the Form S-3 shelf registration statement filed by us to be effective. In 2025, the registration statement expired by law on its third anniversary. We expect to file a new registration that will be declared effective during the first or second quarter of 2026.

We did not sell any shares of common stock under the ATM Agreement or pursuant to our self-registration statement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices and quality. While we believe that, should such events occur, we would be able to find alternative sources of inventory at competitive prices and quality, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. To date, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our Revolving Facility (see Note 9 – Credit Facilities). As detailed in the BMO Credit Agreement, borrowings under the Revolving Facility bear interest, at the Company’s election, at either (i) the Adjusted Term SOFR plus an applicable margin or (ii) the Base Rate plus an applicable margin. The applicable margin varies based on the Company’s Total Net Leverage Ratio and ranges from 1.50% to 2.00% for SOFR loans and from 0.50% to 1.00% for Base Rate loans. Borrowings under the Revolving Facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

During the twelve-month period ended December 31, 2025, the maximum amount borrowed under the revolving credit facility was $8 million and the average amount of borrowings outstanding was $0.9 million. As of December 31, 2025, the amount of total borrowings outstanding under the revolving credit facility was nil.

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

Shareholders and Board of Directors

JAKKS Pacific, Inc.

Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2026, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Royalty Expense and Related Liabilities

As described in Notes 2, 7 and 15 of the consolidated financial statements, the Company enters into various license agreements whereby the Company uses certain characters and intellectual properties in conjunction with its products. These agreements generally require a percentage of sales (as defined by the respective agreements) be paid to third parties as royalties. They also often require a fixed minimum dollar amount of royalties to be paid regardless of what level of sales are achieved during the term of the agreement. Payment timing vary across agreements, and may precede any sales or collections of monies related to such sales. The Company recognizes royalty expenses in the period in which sales are made. In addition, the Company assesses whether forecasted revenue under any agreement are likely to be sufficient to cover the minimum royalty guarantee, and if not a royalty shortfall reserve and associated royalty expense is recorded at that time. For the year ended December 31, 2025, the royalty expense was $92.4 million. As of December 31, 2025, accrued royalties were $17.0 million.

We identified royalty expense and related liabilities as a critical audit matter. The royalty expense calculation includes multiple variables based on various license agreements, including amended and renewed license agreements, which includes minimum royalty guarantee amounts, and a significant volume of underlying data. The royalty liabilities related to the minimum royalty guarantee amounts requires judgment by management to evaluate existing information and develop forecasts to assess the Company’s likelihood of incurring a royalty shortfall and recording an associated expense. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of management’s royalty expense and related liabilities, which included: (i) obtaining an understanding of management’s process for determining royalty expense and related liabilities, and (ii) testing the design and operating effectiveness of controls over management’s processes in determining royalty expense and related liabilities.

●	Testing the royalty expense and related liabilities by (i) evaluating the reasonableness of certain royalties based on existing, amended, and renewed license agreements during the year, and (ii) testing the activity of selected license agreements.

●	Assessing management’s estimates of the likelihood of incurring a royalty shortfall by (i) assessing revenue forecasts for certain license agreements by comparing them to historical performance, including assessing prior period forecasts to actual results, (ii) assessing the Company’s ability to meet its future guarantees at the license agreement level, and (iii) evaluating the impact of alternative assumptions on the measurement and comparing it to management’s estimate.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2006.

Los Angeles, California

March 2, 2026

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$52,197	$69,936
Restricted cash	1,869	201
Accounts receivable, net of allowance for credit losses of $5,103 and $4,919 in 2025 and 2024, respectively	138,341	131,629
Inventory, net	59,805	52,780
Prepaid expenses and other assets	16,873	14,141
Total current assets	269,085	268,687
Property and equipment
Office furniture and equipment	10,189	10,049
Molds and tooling	134,771	125,618
Leasehold improvements	7,264	6,956
Total	152,224	142,623
Less accumulated depreciation and amortization	133,216	126,981
Property and equipment, net	19,008	15,642
Operating lease right-of-use assets, net	46,776	53,254
Other long-term assets	2,682	1,781
Deferred income tax assets, net	69,569	70,394
Goodwill	35,077	35,111
Total assets	$442,197	$444,869
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,558	$42,560
Accounts payable - Meisheng (related party)	—	13,461
Accrued expenses	43,076	48,456
Reserve for sales returns and allowances	33,569	35,817
Income taxes payable	2,119	1,035
Short-term operating lease liabilities	13,784	8,091
Total current liabilities	148,106	149,420
Long-term operating lease liabilities	39,578	48,433
Accrued expenses – long term	4,463	2,563
Income taxes payable	945	3,620
Total liabilities	193,092	204,036
Commitments and contingencies (Note 15)

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,342,981 and 11,025,582 shares issued and outstanding in 2025 and 2024, respectively	11	11
Additional paid-in capital	302,408	297,198
Accumulated deficit	(41,021)	(39,692)
Accumulated other comprehensive loss	(12,293)	(17,184)
Total JAKKS Pacific, Inc. stockholders’ equity	249,105	240,333
Non-controlling interests	—	500
Total stockholders’ equity	249,105	240,833
Total liabilities, preferred stock and stockholders’ equity	$442,197	$444,869

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Net sales	$570,671	$691,042	$711,557
Cost of sales:
Cost of goods	283,521	361,563	362,378
Royalty expense	92,381	106,804	117,607
Amortization of tools and molds	9,689	9,654	8,219
Cost of sales	385,591	478,021	488,204
Gross profit	185,080	213,021	223,353
Direct selling expenses	36,858	40,105	36,987
General and administrative expenses	133,460	132,840	126,893
Depreciation and amortization	544	392	366
Selling, general and administrative expense	170,862	173,337	164,246
Income from operations	14,218	39,684	59,107
Loss from joint ventures	—	—	(565)
Other income (expense), net	450	302	563
Change in fair value of preferred stock derivative liability	—	—	(8,029)
Loss on debt extinguishment	(427)	—	(1,023)
Interest income	995	841	1,344
Interest expense	(471)	(1,095)	(6,451)
Income before provision for income taxes	14,765	39,732	44,946
Provision for income taxes	4,894	5,532	6,833
Net income	9,871	34,200	38,113
Net income (loss) attributable to non-controlling interests	—	280	(293)
Net income attributable to JAKKS Pacific, Inc.	$9,871	$33,920	$38,406
Net income attributable to common stockholders	$9,871	$35,250	$36,904
Earnings per share - basic	$0.88	$3.27	$3.70
Shares used in earnings per share - basic	11,190	10,781	9,962
Earnings per share - diluted	$0.86	$3.14	$3.48
Shares used in earnings per share - diluted	11,491	11,226	10,590

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$9,871	$34,200	$38,113
Other comprehensive income (loss):
Foreign currency translation adjustment	4,891	(1,557)	1,855
Comprehensive income	14,762	32,643	39,968
Less: Comprehensive income (loss) attributable to non-controlling interests	—	280	(293)
Comprehensive income attributable to JAKKS Pacific, Inc.	$14,762	$32,363	$40,261

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated	JAKKS
	Common Stock		Additional		Other	Pacific, Inc.	Non-	Total
	Number of		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(In thousands, except per share data)
Balance, December 31, 2022	9,742	$10	$275,187	$(112,018)	$(17,482)	$145,697	$1,001	$146,698
Stock-based compensation expense	511	—	8,027	—	—	8,027	—	8,027
Repurchase of common stock for employee tax withholding	(157)	—	(3,070)	—	—	(3,070)	—	(3,070)
Preferred stock accrued dividends	—	—	(1,502)	—	—	(1,502)	—	(1,502)
Net income (loss)	—	—	—	38,406	—	38,406	(293)	38,113
Foreign currency translation adjustment	—	—	—	—	1,855	1,855	—	1,855
Balance, December 31, 2023	10,096	10	278,642	(73,612)	(15,627)	189,413	708	190,121
Stock-based compensation expense	589	1	9,535	—	—	9,536	—	9,536
Non-controlling interests’ capital reduction	—	—	—	—	—	—	(488)	(488)
Repurchase of common stock for employee tax withholding	(230)	—	(6,918)	—	—	(6,918)	—	(6,918)
Preferred stock accrued dividends	—	—	(390)	—	—	(390)	—	(390)
Preferred stock redemption	571	—	16,329	—	—	16,329		16,329
Net income	—	—	—	33,920	—	33,920	280	34,200
Foreign currency translation adjustment	—	—	—	—	(1,557)	(1,557)	—	(1,557)
Balance, December 31, 2024	11,026	11	297,198	(39,692)	(17,184)	240,333	500	240,833
Stock-based compensation expense	558	—	10,913	—	—	10,913	—	10,913
Non-controlling interests’ derecognition	—	—	—	—	—	—	(500)	(500)
Repurchase of common stock for employee tax withholding	(241)	—	(5,703)	—	—	(5,703)	—	(5,703)
Cash dividend declared, $0.25 per share	—	—	—	(11,200)	—	(11,200)	—	(11,200)
Net income	—	—	—	9,871	—	9,871	—	9,871
Foreign currency translation adjustment	—	—	—	—	4,891	4,891	—	4,891
Balance, December 31, 2025	11,343	$11	$302,408	$(41,021)	$(12,293)	$249,105	$—	$249,105

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$9,871	$34,200	$38,113
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	314	1,397	726
Depreciation and amortization	10,233	10,046	8,585
Write-off and amortization of debt discount	—	—	714
Write-off and amortization of debt issuance costs	59	317	647
Share-based compensation expense	10,913	9,535	8,027
Loss (gain) on disposal of property and equipment	24	115	(40)
Loss on debt extinguishment	427	—	1,023
Deferred income taxes	825	(2,251)	(10,339)
Change in fair value of preferred stock derivative liability	—	—	8,029
Changes in operating assets and liabilities:
Accounts receivable	(7,026)	(9,229)	(21,752)
Inventory	(7,025)	(133)	27,972
Prepaid expenses and other assets	(951)	(6,086)	(12)
Account payable	8,183	508	9,595
Account payable - Meisheng (related party)	(12,706)	1,117	1,918
Accrued expenses	(6,026)	2,867	7,104
Reserve for sales returns and allowances	(2,248)	(2,714)	(13,346)
Income taxes payable	(1,591)	(2,375)	(4,064)
Other liabilities	5,216	1,633	3,504
Total adjustments	(1,379)	4,747	28,291
Net cash provided by operating activities	8,492	38,947	66,404
Cash flows from investing activities
Purchases of property and equipment	(9,563)	(11,246)	(8,906)
Investments in employee deferred compensation trusts	(2,781)	(1,645)	(41)
Proceeds from sale of property and equipment	—	2	40
Net cash used in investing activities	(12,344)	(12,889)	(8,907)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(5,703)	(6,918)	(3,070)
Repayment of credit facility borrowings	(8,000)	(63,000)	(10,000)
Proceeds from credit facility borrowings	8,000	63,000	10,000
Redemption of preferred stock	—	(20,000)	—
Repayment of 2021 BSP Term Loan	—	—	(69,218)
Dividends paid	(11,200)	—	—
Deferred issuance costs	(207)	—	—
Net cash used in financing activities	(17,110)	(26,918)	(72,288)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,962)	(860)	(14,791)
Effect of foreign currency translation	4,891	(1,557)	1,855
Cash, cash equivalents and restricted cash, beginning of year	70,137	72,554	85,490
Cash, cash equivalents and restricted cash, end of year	$54,066	$70,137	$72,554
Supplemental disclosures of cash flow information:
Cash paid for interest	$365	$473	$4,718
Cash paid for income taxes, net	$5,011	$16,363	$21,635

Supplemental disclosures of non-cash activities:

During the years ended December 31, 2025, 2024 and 2023, the lease liability increased by $5.0 million, 39.5 million and $0.9 million respectively, with a corresponding increase to the ROU asset.

As of December 31, 2025, 2024 and 2023 there was $7.0 million, $3.0 million and $3.0 million, respectively of property and equipment included in accounts payable.

As of December 31, 2025, debt issuance costs of $0.1 million associated with the Company’s revolving credit facility with BMO Bank, N.A. that was entered into on June 24, 2025 were included in accrued expenses (see Note 9 – Credit Facilities).

On August 8, 2025, the Company deregistered Jakks Pacific Trading Ltd., derecognized the related non-controlling interest of $0.5 million and recognized a liability towards the former non-controlling shareholder of $0.5 million within accrued expenses.

On March 11, 2024, the Company issued $15.0 million in common stock as part of the consideration to redeem the preferred stock derivative liability (see Note 13 – Common Stock and Preferred Stock).

The Company received income tax refunds of $0.4, $0.9 and nil million for the years ended December 31, 2025, 2024 and 2023, respectively, and has included these amounts in cash paid during the period for income taxes, net.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Cash and cash equivalents, including restricted cash, held outside of the United States in various foreign subsidiaries totaled $16.9 million and $16.5 million as of December 31, 2025 and 2024, respectively. The cash and cash equivalents, including restricted cash balances in the Company’s foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of December 31, 2025.

Restricted cash

Restricted cash consists of a cash collateral account to cover a guarantee bond and letters of credit under the previous lending agreement.

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

	2025	2024	2023
Allowance, beginning balance	$4,919	$3,743	$2,865
Net additions	314	1,397	726
Write-offs and other	(130)	(221)	152
Allowance, ending balance	$5,103	$4,919	$3,743

Bad debt expense was $0.3 million, $1.4 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual future results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable and sales allowances, and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred. For the twelve months ended December 31, 2025, 2024 and 2023 sales commissions were $2.3 million, $1.8 million and $2.9 million, respectively.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the twelve months ended December 31, 2025, 2024 and 2023, shipping and handling costs were $12.1 million, $7.4 million and $8.6 million, respectively.

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

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (weighted average) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2025	2024
Finished goods	$59,805	$52,780

As of December 31, 2025, and 2024, the inventory obsolescence reserve was $2.4 million and $10.9 million, respectively.

Royalties

The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. These agreements generally require a percentage of sales (as defined by the respective agreements) be paid to third parties as royalties. They also often require a fixed minimum dollar amount of royalties to be paid regardless of what level of sales are achieved during the term of the agreement. Payment timing varies across agreements and may precede any sales or collections of monies related to such sales. The Company recognizes royalty expenses in the period in which sales are made. In addition, the Company assesses whether forecasted revenue under any agreement is likely to be sufficient to cover the minimum royalty guarantee, and if not a royalty shortfall reserve and associated royalty expense is recorded at that time.

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

During interim reporting periods, the Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to the production of goods as it follows the seasonality of sales. The Company believes that the usage method more accurately matches costs with revenues. From a full-year perspective, the depreciation methodology follows the straight-line method, based on the estimated useful life of molds and tools of three years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2025, 2024 and 2023.

For the years ended December 31, 2025, 2024 and 2023, the Company’s aggregate depreciation expense related to property and equipment was $10.2 million, $10.0 million and $8.6 million, respectively.

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

For the years ended December 31, 2025 and 2024, the total amount capitalized was $0.1 million and $1.2 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the expense related to the amortization of internal-use software, which is included in the Company’s aggregate depreciation expense related to property and equipment, was $92 thousand, $17 thousand and nil, respectively.

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

 Advertising

Production costs of commercials and programming are charged to operations in the period during which the production cost is incurred. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31, 2025, 2024 and 2023, was approximately $9.4 million, $13.8 million and $13.2 million, respectively.

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

Foreign Currency Translation Exposure

The Company’s reporting currency is the U.S. dollar. The translation of its net investment in subsidiaries with non-U.S. dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company’s primary currency translation exposures in 2025, 2024 and 2023 were related to its net investment in entities having functional currencies denominated in the Hong Kong Dollar, British Pound, Canadian Dollar, Chinese Yuan, Mexican Peso and the Euro.

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

Earnings per share

A reconciliation of the amounts used to calculate basic and diluted income (loss) per share for the years ended December 31, 2025, 2024, and 2023 follows (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net income	$9,871	$34,200	$38,113
Net income (loss) attributable to non-controlling interests	—	280	(293)
Net income attributable to JAKKS Pacific, Inc.	9,871	33,920	38,406
Preferred stock dividend*	—	—	(1,502)
Redemption of preferred stock	—	1,330	—
Net income attributable to common stockholders**	$9,871	$35,250	$36,904
Weighted average common shares outstanding - basic	11,190	10,781	9,962
Earnings per share available to common stockholders - basic	$0.88	$3.27	$3.70
Weighted average common shares outstanding - diluted	11,491	11,226	10,590
Earnings per share available to common stockholders - diluted	$0.86	$3.14	$3.48

*	The 200,000 shares issued and outstanding as of December 31, 2023 were non-participating. A preferred dividend of $0.4 million was accrued for Q1 2024 and included in the preferred stock redemption.

**	Net income attributable to common stockholders was computed by deducting the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock and fair value of the related derivative liability of $1.3 million for the year ended December 31, 2024 and the preferred stock dividend of $1.5 million for the year ended December 31, 2023 respectively.

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units). Potentially dilutive restricted stock units of 160 thousand, 28 thousand and 5 thousand for the years ended December 31, 2025, 2024 and 2023, respectively, were excluded from the computation of diluted loss per share since they would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU provides standardization of tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The Company adopted this standard on a prospective basis as of December 31, 2025, which resulted in incremental disclosures. See Note 11 – Income Taxes.

Recent Accounting Pronouncements

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

Segment performance is measured at the gross profit and operating income (loss) level. All sales are made to external customers and general corporate expenses have been attributed to the segments based upon relative sales volumes. Segment assets are primarily comprised of accounts receivable and inventories, net of applicable reserves and allowances, goodwill and other assets. Certain assets which are not tracked by operating segment and/or that benefit multiple operating segments have been allocated on the same basis.

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2025 and 2024 and for the three years in the period ended December 31, 2025 are as follows (in thousands):

	Year Ended December 31,
	2025			2024			2023
	TCP	Costumes	Total	TCP	Costumes	Total	TCP	Costumes	Total
Net Sales	$461,937	$108,734	$570,671	$570,018	$121,024	$691,042	$580,686	$130,871	$711,557
Cost of Sales (A)	304,333	81,258	385,591	389,534	88,487	478,021	388,260	99,944	488,204
Gross Profit	157,604	27,476	185,080	180,484	32,537	213,021	192,426	30,927	223,353

Direct selling expenses	31,633	5,225	36,858	33,255	6,850	40,105	33,604	3,383	36,987
Product development and testing expenses	8,340	2,464	10,804	8,059	2,838	10,897	6,740	2,564	9,304
Divisional general and administrative expenses (A), (B)	22,520	11,518	34,038	28,539	12,341	40,880	23,746	13,495	37,241
Allocated headquarter general & administrative expenses (A), (C)	73,056	16,106	89,162	67,810	13,645	81,455	67,409	13,305	80,714
Income (loss) from operations	22,055	(7,837)	14,218	42,821	(3,137)	39,684	60,927	(1,820)	59,107
Income (loss) from joint venture			—			—			(565)
Other income (expense), net			450			302			563
Change in fair value of preferred stock derivative liability			—			—			(8,029)
Loss on debt extinguishment			(427)			—			(1,023)
Interest income			995			841			1,344
Interest expense			(471)			(1,095)			(6,451)
Income before provision for (benefit from) income taxes			$14,765			$39,732			$44,946

(A) Includes depreciation and amortization	$10,123	$110	$10,233	$9,925	$121	$10,046	$8,409	$176	$8,585

(B)	Consist mainly of payroll and related expenses, rent, depreciation and other general and administrative expenses.

(C)	Consist mainly of payroll related expenses, rent, depreciation and other general and administrative expenses.

	December 31,
	2025	2024
Assets
Toys/Consumer Products	$419,064	$429,254
Costumes	23,133	15,615
	$442,197	$444,869

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net Sales by Customer Area
United States	$416,605	$545,013	$557,865
Europe	81,379	71,392	76,464
Latin America	36,421	38,159	32,024
Canada	24,426	20,983	26,992
Australia & New Zealand	4,982	7,409	7,542
Asia	4,953	6,101	8,543
Middle East and Africa	1,905	1,985	2,127
	$570,671	$691,042	$711,557

	December 31,
	2025	2024
Long-lived Assets
United States	$42,788	$53,020
China	16,659	13,553
United Kingdom	3,073	808
Hong Kong	1,853	582
Italy	717	754
Mexico	594	31
Canada	92	107
France	8	41
	$65,784	$68,896

Major Customers

Net sales to major customers globally were as follows (in thousands, except for percentages):

	2025		2024		2023
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Target®	$152,028	26.6%	$204,396	29.6%	$215,211	30.3%
Walmart® (*)	149,206	26.1	180,719	26.2	164,855	23.2
Amazon®	<10%	<10%	73,149	10.6	74,878	10.5
	$301,234	52.7%	$458,264	66.4%	$454,944	64.0%

(*)	During the year ended December 31, 2025, the Company determined that, in prior periods, net sales to two subsidiaries of Walmart Inc., were not aggregated with net sales to Walmart Inc. in the major customer disclosure under ASC 280-10-50-42. Because these entities are under common control, such sales should be presented as revenues from a single customer. Accordingly, prior-period amounts have been revised to aggregate these net sales amounts to Walmart Inc. and its subsidiaries. This revision affected only the major customer disclosure and had no impact on the Company’s consolidated financial statements for any period presented. The Company concluded that the revision was not material to previously issued financial statements.

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

Note 4—Prepaid Expenses and Other Assets

Prepaid expenses and other assets for the years ended December 31, 2025 and 2024 consist of the following (in thousands):

	December 31,
	2025	2024
Income tax receivable	$8,588	$8,798
Investments in employee deferred compensation trusts	4,467	1,686
Prepaid expenses	2,126	2,306
Royalty advances (current and non-current)	1,295	941
Employee retention credit	285	285
Other assets	112	125
	$16,873	$14,141

Note 5—Goodwill

There were no changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2025 and 2024.

The Company performed its annual impairment assessment in the second quarter of 2025, and in the second quarter of 2024 using a quantitative approach, and determined there was no impairment.

In the second quarter of 2025, the Company identified certain macroeconomic developments that represented potential indicators of impairment of goodwill in the form of rising import costs for the U.S. market. As a result, the Company performed an interim quantitative impairment test for its reporting units as of May 31, 2025, consistent with the guidance in ASC 350. The results of this analysis indicated that the fair value of each reporting unit continued to exceed its carrying amount.

There were no events or changes in circumstances after the second quarter assessment that indicated that the carrying value of a reporting unit may exceed its fair value as of December 31, 2025.

Note 6—Concentration of Credit Risk

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

Note 7—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Royalties	$16,985	$25,893
Inventory liabilities	5,131	5,131
Salaries and employee benefits	4,934	4,556
Warehousing and Logistics	4,769	1,261
Goods in transit	2,075	2,128
Professional fees	1,316	1,337
Bonuses	857	1,197
Other	7,009	6,953
	$43,076	$48,456

In addition to royalties currently payable on the sale of licensed products during the year, the Company records a liability as accrued royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (see Note–15 - Commitments).

Accrued expenses – long-term related primarily to obligations from the Company’s non-qualified deferred compensation plan (see Note 17 – Employee Benefit Plans) which were $4.4 million and $2.6 million as of December 31, 2025 and 2024, respectively.

Note 8—Debt

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

The obligations under the 2021 BSP Term Loan Agreement were guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and were secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens and subject to the priority lien granted under the JPMorgan ABL Credit Agreement (see Note 9 – Credit Facilities).

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

Note 9—Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as agent and lender, providing a $67.5 million senior secured revolving credit facility (the “JPMorgan ABL Facility”) maturing in June 2026.

On June 24, 2025, in connection with the execution of a new credit facility with BMO Bank, N.A., the Company voluntarily terminated the JPMorgan ABL Facility. At the time of termination, there were no borrowings outstanding under the JPMorgan ABL Facility. The termination of the JPMorgan ABL Facility did not result in any prepayment penalties or early termination fees. Unamortized debt issuance costs associated with the JPMorgan ABL Facility were written off and recorded as a loss on extinguishment of debt in the amount of $0.4 million, which is reflected in loss on debt extinguishment in the consolidated statements of operations and comprehensive income for the twelve months ended December 31, 2025.

The JPMorgan ABL Facility was replaced with a new senior secured revolving credit facility with BMO Bank, N.A., as described below.

BMO Bank, N.A.

On June 24, 2025, the Company and certain of its subsidiaries entered into a new Credit Agreement (the “BMO Credit Agreement”) with BMO Bank, N.A., as administrative agent, and a syndicate of lenders. The BMO Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Facility”) with aggregate commitments of up to $70.0 million, including a $10.0 million sublimit for swingline loans and a $25.0 million sublimit for letters of credit. The Revolving Facility matures on June 24, 2030, unless extended pursuant to its terms. Capitalized terms used below have the meanings assigned to them in the BMO Credit Agreement.

Borrowings under the Revolving Facility bear interest, at the Company’s election, either (i) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or (ii) the Base Rate plus an applicable margin. The applicable margin varies based on the Company’s Total Net Leverage Ratio and ranges from 1.50% to 2.00% for SOFR loans and from 0.50% to 1.00% for Base Rate loans. The Company is also subject to a commitment fee on the unused portion of the Revolving Facility ranging from 0.20% to 0.30%, and a fee on outstanding letters of credit ranging from 1.50% to 2.00%.

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

As of December 31, 2025, the amount of outstanding borrowings was nil and the total excess borrowing availability was $68.3 million.

As of December 31, 2025, off-balance sheet arrangements include letters of credit issued by BMO of $1.7 million and by JPMorgan of $1.6 million.

As of December 31, 2025 and 2024, the Company was in compliance with the financial covenants under the BMO Credit Agreement and the JPMorgan ABL Credit Agreement, respectively.

Note 10—Related Party Transactions

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

Meisheng continues to be a significant manufacturer of the Company. For the years ended December 31, 2024 and 2023, the Company made inventory, molds and tooling related payments to Meisheng of approximately $98.4 million and $75.7 million respectively. As of December 31, 2024, amounts due to Meisheng for inventory received by the Company, but not paid totaled $13.5 million.

Note 11—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdiction.

For the years ended 2025, 2024 and 2023, the provision for income taxes, which included federal, state and foreign income taxes, was an expense of $4.9 million, $5.5 million and $6.8 million, respectively, reflecting effective tax provision rates of 33.1%, 13.9% and 15.2%.

The 2025 tax expense of $4.9 million included a discrete tax benefit of $0.2 million primarily comprised of adjustments to uncertain tax positions and return to provision adjustments. Absent these discrete tax benefits, our effective tax rate for 2025 was 34.4%, primarily due to taxes on federal, state and foreign income.

For the years ended 2024 and 2023, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 13.9% and 15.2%, respectively. Exclusive of discrete items, the effective tax provision rate would be 17.4% in 2024 and 21.3% in 2023.

As of December 31, 2025 and 2024, the Company had net deferred tax assets of $69.6 million and $70.4 million, respectively, related to U.S. and foreign jurisdictions.

Provision for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Current income tax expense
Federal	$925	$4,204	$11,935
State and local	253	569	2,167
Foreign	2,891	3,010	3,070
Total current income tax expense	4,069	7,783	17,172
Deferred income tax expense (benefit)
Federal	1,123	(2,340)	(8,989)
State and Local	44	247	(1,358)
Foreign	(342)	(158)	8
Total deferred income tax expense (benefit)	825	(2,251)	(10,339)

Total income tax expense	$4,894	$5,532	$6,833

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	Year ended December 31,
	2025	2024
Deferred Income Tax Assets:
Reserve for sales allowances and possible losses	$1,252	$956
Accrued expenses	1,904	1,940
Prepaid royalties	4	39
Accrued royalties	1,823	1,833
Inventory	11,278	12,876
State income taxes	106	224
Property and equipment	1,819	1,752
Goodwill and intangibles	447	728
Share based compensation	849	1,277
Interest limitation	1,997	2,243
Lease obligation	11,051	12,766
Federal and state net operating loss carryforwards	34,424	34,355
Foreign net operating loss carryforwards	—	110
Credit carryforwards	28	3
Section 174 Capitalization	11,494	10,884
Other	1,674	1,567
Total Deferred Income Tax Assets	80,150	83,553

Deferred Income Tax Liabilities:
Foreign net operating loss carryforwards	(6)	—
Undistributed foreign earnings	(310)	(428)
Operating lease right-of-use assets	(9,551)	(12,013)
Total Deferred Income Tax Liabilities	(9,867)	(12,441)
Valuation allowance	(714)	(718)
Total Net Deferred Income Tax Assets	$69,569	$70,394

The provision for income taxes varies from the U.S. federal statutory rate. The Company has elected to adopt the guidance in ASU No. 2023-09 on a prospective basis.

The following table is a reconciliation of the U.S. federal statutory rate of 21.0% to the Company’s effective rate for the year ended December 31, 2025, in accordance with guidance in ASU No. 2023-09.

	Year Ended December 31, 2025
	Amount ($)	Percent (%)
Provision for income taxes at U.S. federal statutory rate	$3,101	21.0%
State and local income taxes, net of federal income tax effect[1]	209	1.4
Foreign tax effects
Hong Kong
Statutory tax rate difference between Hong Kong and U.S.	(384)	(2.6)
Other	(12)	(0.1)
Other foreign jurisdictions	480	3.2
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws
Foreign derived intangible income (FDII)	(772)	(5.2)
Other	28	0.2
Tax Credits
R&D tax credits	(79)	(0.5)
Changes in valuation allowances	1	—
Nontaxable or nondeductible items
Section 162(m)	2,766	18.7
Stock-based compensation	(158)	(1.1)
Other	145	1.0
Changes in unrecognized tax benefits	(649)	(4.4)
Other adjustments	218	1.5
Effective Tax Rate	$4,894	33.1%

[1]	State and local taxes in California, New York and New York City made up the majority of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory rate of 21.0% to the Company’s effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU No. 2023-09.

	Year ended December 31,
	2024	2023
Federal income tax expense	21.0%	21.0%
State income tax expense, net of federal tax effect	1.8	2.0
Effect of differences in U.S. and foreign statutory rates	(1.3)	(1.1)
Uncertain tax positions	0.4	0.6
Provision to return	(4.4)	(0.1)
Other deferred adjustments	(0.2)	(5.7)
Change in tax rate	0.8	0.1
GILTI	5.2	—
Foreign derived intangible income	(8.6)	(9.8)
Other non-deductible expenses	(3.6)	(0.7)
Unrealized loss	—	4.2
Section 162(m)	8.1	6.4
R&D credit	(1.0)	(1.5)
Foreign tax credit	(4.8)	—
Undistributed foreign earnings	(0.2)	0.1
Valuation allowance	—	—
Other	0.7	(0.3)
	13.9%	15.2%

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

The amounts of cash taxes paid during the year ended December 31, 2025 are as follows:

2025
Federal	$1,361
State	114
Foreign
Hong Kong	2,279
Netherlands	300
Mexico	574
Other	383
Total income taxes paid, net of amounts refunded	$5,011

Total income taxes paid, net of amounts refunded for the years ended December 31, 2024 and 2023 are presented on the consolidated statement of cash flows.

The components of income before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Domestic	$2,711	$24,801	$28,552
Foreign	12,054	14,931	16,394
	$14,765	$39,732	$44,946

The Company uses a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2025 (in thousands):

Balance, December 31, 2022	$2,767
Additions based on tax positions related to the current year	344
Additions for tax positions of prior years	797
Settlements	(929)
Balance, December 31, 2023	2,979
Additions based on tax positions related to the current year	203
Additions for tax positions of prior years	99
Settlements	(152)
Balance, December 31, 2024	3,129
Additions based on tax positions related to the current year	71
Additions for tax positions of prior years	(222)
Settlements	(2,137)
Balance, December 31, 2025	$841

Current interest on uncertain income tax liabilities is recognized as a component of the income tax provision recognized in the consolidated statements of operations. During 2025 and 2024, the Company recognized $5 thousand and $173 thousand of interest expense related to UTPs, respectively.

The Company does not expect its gross unrecognized tax benefits to significantly change within the next 12 months.

Tax years 2022 through 2024 remain subject to Federal examination in the United States. The tax years 2021 through 2024 are generally still subject to examination in the various states. Furthermore, all net operating losses and tax credit carryforwards are still subject to review given that the statute of limitation for these items would begin in the year of utilization. The tax years 2019 through 2024 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state and foreign tax authorities.

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

Based on the Company’s evaluation of all positive and negative evidence, as of December 31, 2025, a valuation allowance of $0.7 million has been recorded against the deferred tax assets that more likely than not will not be realized. Changes in the valuation allowance were immaterial for the years ended December 31, 2025, 2024, and 2023. For the year ended December 31, 2025, the valuation allowance remained approximately the same as the $0.7 million recorded at December 31, 2024. The 2025 and 2024 net deferred tax assets of $69.6 million and $70.4 million, respectively, consist of the net deferred tax assets in the US and foreign jurisdictions, where the Company is in a cumulative income position.

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

At December 31, 2025, the Company has U.S. federal net NOLs, of approximately $148.6 million, which will begin to expire in 2033. At December 31, 2025, the Company has state NOLs of approximately $48.0 million, which will begin to expire in 2025.

The Company maintained undistributed earnings overseas as of December 31, 2025. As of December 31, 2025, the Company believed the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S., with the exception of Hong Kong. As a result of tax reform, the Company’s unrepatriated earnings are no longer subject to federal income tax in the U.S. when distributed.

Note 12—Leases

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company has operating leases for corporate offices, warehouses, and certain equipment. The Company’s leases have remaining terms of 1 to 11 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. As of December 31, 2025, the Company’s weighted average remaining lease term was approximately 4.0 years, and the weighted average discount rate used to calculate the Company’s lease liability was approximately 6.70%. As of December 31, 2024, the Company’s weighted average remaining lease term was approximately 4 years, and the weighted average discount rate used to calculate the Company’s lease liability was approximately 6.79%.

Total operating lease costs for the years ended December 31, 2025, 2024 and 2023 were $14.3 million, $12.5 million, and $12.4 million, respectively. Of the $14.3 million for the year ended December 31, 2025, $1.8 million was related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $2.8 million in 2025. Of the $12.5 million for the year ended December 31, 2024, $2.1 million was related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $1.6 million in 2024. Of the $12.4 million for the year ended December 31, 2023, $3.3 million was related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $1.5 million in 2023.

The Company had a cash outflow of $11.8 million, $9.1 million and $10.7 million related to operating leases for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability excluding minimum lease payments for executed and legally enforceable leases that have not yet commenced as of December 31, 2025 (in thousands):

Year ending December 31,
2026	$16,936
2027	17,177
2028	16,757
2029	7,106
2030	426
Thereafter	2,171
Total lease payments	60,573
Less imputed interest	7,211
Total	$53,362

As of December 31, 2025 and 2024, the minimum lease payments for executed and legally enforceable leases that have not yet commenced were nil.

Note 13—Common Stock and Preferred Stock

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

During 2025, certain employees, including two executive officers, surrendered an aggregate of 240,369 shares of restricted stock units for $5.7 million to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 8,620 shares of restricted stock granted in 2022, 2023 and 2024 with a value of approximately $0.2 million was forfeited during 2025.

During 2024, certain employees, including two executive officers, surrendered an aggregate of 229,587 shares of restricted stock units for $6.9 million to cover income taxes due on the vesting of restricted shares. Additionally, an aggregate of 22,223 shares of restricted stock granted in 2020, 2022 and 2023 with a value of approximately $0.4 million was forfeited during 2024.

Quarterly cash dividends of $0.25 per common share were paid on March 31, June 27, September 30 and December 29, 2025. No dividend was declared or paid in 2024.

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

In 2022 the Company filed with the SEC an effective registration statement pursuant to which it may issue, from time to time, up to $150 million of securities (which will be reduced by any amount of securities sold pursuant to the ATM Agreement) consisting of, or any combination of, common stock, preferred stock, debt securities, warrants, rights and/or units, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering. In 2025 the registration statement expired by law on its third anniversary. The Company did not sell any securities pursuant to its shelf registration statement.

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

The Series A Preferred Stock had the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No cash dividends were declared or paid. Prior to the redemption, for the years ended December 31, 2024 and 2023, the Company recorded $0.4 million and $1.5 million, respectively of preferred stock dividends as an increase in the value of the Series A Preferred Stock.

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

The embedded redemption upon a change of control was accounted for separately from the Series A Preferred Stock. The redemption provision specified if certain events that constitute a change of control occurred, the Company would be required to settle the Series A Preferred Stock at 150% of its accreted amount. Accordingly, the redemption provision met the definition of a derivative, and its economic characteristics were not considered clearly and closely related to the economic characteristics of the Series A Preferred Stock, and were more akin to a debt instrument than equity.

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

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	2024	2023
Balance, January 1,	$5,992	$4,490
Preferred stock accrued dividends	390	1,502
Preferred stock redemption	(6,382)	—
Balance, December 31,	$—	$5,992

Note 14—Fair Value Measurements

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	Carrying Amount as of December 31,	Fair Value Measurements As of December 31, 2025
	2025	Level 1	Level 2	Level 3
Money market funds	$33,062	33,062	$—	$—
Investments in employee deferred compensation trusts	4,467	4,467	—	—

	Carrying Amount as of December 31,	Fair Value Measurements As of December 31, 2024
	2024	Level 1	Level 2	Level 3
Money market funds	$39,907	$39,907	$—	$—
Investments in employee deferred compensation trusts	1,686	1,686	—	—

Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheets. Investments in employee deferred compensation trusts which are comprised of mutual funds are classified as trading securities are included in prepaid and other assets on the Consolidated Balance Sheets (refer to Note 17 – Employee Benefit Plans).

Note 15—Commitments

The Company has entered into various license agreements whereby the Company may use certain characters and intellectual properties in conjunction with its products. Generally, such license agreements provide for royalties to be paid ranging from 1% to 22% of net sales with minimum royalty guarantees and advance payments. These license agreements are subject to audits by the licensor, which can result in additional payments due to the licensor.

In the event the Company estimates that a shortfall in achieving the minimum royalty guarantee is probable, a liability is recorded for the estimated shortfall and charged to royalty expense.

Future annual minimum royalty guarantees as of December 31, 2025 are as follows (in thousands):

2026	$57,374
2027	49,070
2028	46,474
2029	36,862
Total	$189,780

Royalty expense for the years ended December 31, 2025, 2024 and 2023, was $92.4 million, $106.8 million and $117.6 million, respectively.

The Company has entered into employment agreements with certain executives expiring through December 31, 2029. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2025 are as follows (in thousands):

2026	$6,431
2027	5,355
2028	2,609
2029	665
Total	$15,060

Note 16—Share-Based Payments

Under the Company’s 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock, restricted stock units and other securities (see Note 13 - Common Stock and Preferred Stock). The vesting of these share-based awards may vary, but typically vest over a requisite service period or are based on performance criteria, with a maximum vesting period of four years. Restricted shares typically vest in the same manner, with the exception of certain awards vesting over one year to three years. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management expectations regarding the relevant performance criteria. Unlike restricted stock awards, the shares for the restricted stock units are not issued until vested. The Company currently grants only restricted stock units with no current intention to issue RSAs. As of December 31, 2025, 1,257,576 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate, expire, or are forfeited.

Restricted Stock Units

Under the Plan, share-based compensation payments may include the issuance of Restricted Stock Units (RSUs), which occurs approximately once per year and are subject to vesting conditions. RSUs are valued at the market price of the shares underlying the award on the date of grant.

The following table summarizes the RSU award activity for awards with service conditions, annually for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
		Weighted		Weighted		Weighted
	Number of	Average Grant Date	Number of	Average Grant Date	Number of	Average Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, January 1	1,008,400	$22.51	1,306,406	$16.47	1,408,586	$12.82
Granted	675,011	18.16	303,398	31.61	436,792	21.11
Vested	(557,723)	20.13	(579,181)	14.08	(504,384)	11.75
Forfeited	(8,620)	28.28	(22,223)	18.36	(34,588)	16.70
Outstanding, December 31	1,117,068	21.03	1,008,400	22.51	1,306,406	16.47

The following table summarizes the RSU award activity for awards with market conditions, annually for the years ended December 31, 2025:

2025
Weighted
	Number of	Average Grant Date
	Shares	Fair Value
Outstanding, January 1	—	$—
Granted	112,500	20.79
Vested	—	—
Forfeited	—	—
Outstanding, December 31	112,500	20.79

As of December 31, 2025, there was $18.5 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

Share-Based Compensation Expense

The following table summarizes the total share-based compensation expense (in thousands) which is recognized in general and administrative expenses in the Consolidated Statement of Operations:

	Year Ended December 31,
	2025	2024	2023
Share-based compensation expense	$10,913	$9,535	$8,027

Note 17—Employee Benefit Plans

The Company sponsored for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company would make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company-matching contributions, which vest immediately, totaled $2.0 million, $1.7 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Starting December 2023, the Company sponsored for certain of its U.S. based senior employees, a nonqualified deferred compensation plan which includes provisions for salary deferrals and discretionary contributions on a deferred tax basis. The Company funds its deferred compensation obligations through a rabbi trust which is subject to creditor claims in the event of insolvency, but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value. As of December 31, 2024, the Company has not made any discretionary matching contributions to the plan. Employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trust consistent with these directions. The value of the assets held in trust by the nonqualified plan was $4.5 million and $1.7 million as of December 31, 2025 and 2024, respectively. The deferred compensation investments and obligations are included in prepaid expenses and other assets, and accrued expenses - long term in the consolidated balance sheets. For the years ended December 31, 2025 and 2024, changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation totaled $0.1 million and $0.2 million, respectively, and are recognized in other general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income

The Company has statutory benefit plans outside the U.S., which are not material.

Note 18—Litigation and Contingencies

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

Note 19—Subsequent Events

On February 18, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend will be payable on March 30, 2026 to shareholders of record at the close of business on February 27, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of December 31, 2025, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). We believe that, as of December 31, 2025, our internal control over financial reporting was effective based upon those criteria.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

JAKKS Pacific, Inc.

Santa Monica, California

Opinion on Internal Control over Financial Reporting

We have audited JAKKS Pacific, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026, expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Los Angeles, California

March 2, 2026

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On February 24, 2026, John Kimble, our Chief Financial Officer, for tax planning purposes, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to the sale of up to 85,015 shares of our common stock from time to time, in accordance with the terms specified in the trading arrangement. The term of Mr. Kimble’s Rule 10b5-1 trading arrangement expires on June 30, 2027. The first date that any transactions under Mr. Kimble’s Rule 10b5-1 trading arrangement can occur is August 25, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company
Stephen G. Berman	61	Chairman, Chief Executive Officer, President, Secretary and Class I Director
John L. Kimble	56	Executive Vice President and Chief Financial Officer
Neilwantie Mahabir	61	Class I Director
Alexander Shoghi	44	Class II Director
Jonathan R. Liebman	66	Class II Director
Jordan Moelis	38	Class II Director
Lori MacPherson	58	Class III Director

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

Jonathan R. Liebman has been a Director since June 20, 2025. Mr. Liebman is the co-CEO and chair of Los Angeles, CA-based production and management company Brillstein Entertainment Partners, and is also part of the leadership team at Los Angeles, CA-based talent representation and marketing firm Wasserman Media Group LLC. After he graduated with a BA in history, summa cum laude, from Yale University in 1981, and a JD from Yale Law School in 1985, Mr. Liebman served as a law clerk for Judge Leonard B. Sand in the U.S. District Court for the Southern District of New York, from 1986 to 1987. He then served as an attorney in the office of the U.S. Attorney for the Southern District of New York, ending as deputy chief of the Criminal Division. In 1992 he became a partner in the law firm of Parcher & Hayes, PC, until 1998 when he joined the predecessor of Brillstein Entertainment Partners.

 Jordan Moelis has been a Director since June 20, 2025. Mr. Moelis is the Managing Partner of Deep Field Asset Management LLC, a private investment firm he founded in 2014. Additionally, he is Co-President of Brindle Capital LLC. Previously, from 2010-2014 he was a Research Analyst at Serengeti Asset Management LP, a multi-strategy investment firm. Mr. Moelis attended the Wharton School at the University of Pennsylvania where he received a Bachelor of Science in Economics summa cum laude before receiving his M.B.A. from the same school.

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

Mr. Berman and Ms. Mahabir are Class I Directors; Messrs. Shoghi, Liebman, and Moelis are Class II Directors; and Ms. MacPherson is a Class III Director.

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

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. However, California law required that by the end of 2021 California-headquartered public companies with a board of directors the size of the Company have at least three female directors on its board and at least one director on its board who is from an underrepresented community, defined as “an individual who self identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self identifies as gay, lesbian, bisexual, or transgender.” In the event the size of the Company’s board remains the same, the law mandated that by the end of calendar 2022 the number of directors from underrepresented communities on the Company’s board be increased to have at least two directors from underrepresented communities. Nasdaq has also adopted board diversity requirements, but the Company believes that by complying with the California diversity requirements it will be in compliance with the Nasdaq requirements. The California diversity requirements have been found unconstitutional and are not currently applicable. The Company’s board is currently in compliance with all applicable diversity requirements.

The Board has identified the following qualifications, attributes, experience and skills that are important to be represented on the Board as a whole: (i) management, leadership and strategic vision; (ii) financial expertise; (iii) marketing and consumer experience; and (iv) capital management.

The Board has determined that five of six directors who serve on the Board as of the date hereof (Messrs. Shoghi, Liebman, Moelis and Ms. MacPherson and Ms. Mahabir) are “independent,” as defined under the applicable rules of Nasdaq. In making this determination, the Board or the Nominating Committee, as applicable, considered the standards of independence under the applicable rules of Nasdaq and all relevant facts and circumstances (including, without limitation, commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships) to ascertain whether any such person had a relationship that, in its opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our directors serve in accordance with the Third Amended and Restated By-laws (as amended to date) until their respective successors are elected and qualified or until their earlier death, disability, retirement, resignation or removal. Our officers are elected annually by the Board and serve at its discretion. Our current independent directors were selected for their financial management expertise (Messrs. Shoghi and Moelis) and general business and industry-specific experience (Mr. Liebman, Ms. MacPherson and Ms. Mahabir). We believe that the Board is best served by benefiting from this blend of business and financial expertise and experience. Our remaining director is our Chief Executive Officer (Mr. Berman), who contributes his general business and industry specific experience to the Board.

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating Committee. In August 2019 the Capital Allocation Committee, which was established as a standing committee in February 2016, was dissolved. In the first quarter of 2024 we formed a Cybersecurity Oversight Committee.

Audit Committee. In addition to risk management functions, the primary functions of the Audit Committee are to select or to recommend to the Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review and assess the scope and quality of our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Effective as of their respective dates of appointment to the Board, Messrs. Shoghi (Chair) and Liebman and Ms. Mahabir are the members of the Audit Committee. Each member of the Audit Committee is “independent” (as defined in NASD Rule 4200(a)(14)) and able to read and understand fundamental financial statements. Mr. Shoghi, our audit committee financial expert, possesses the financial expertise required under Rule 401(h) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), and NASD Rule 4350(d)(2) as a result of his experience as a portfolio manager at Oasis Management. He is further “independent” as defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee who will possess the financial expertise required under NASD Rule 4350(d)(2). The Board has adopted a written charter for the Audit Committee, which reviews and reassesses the adequacy of that charter on an annual basis. The full text of the charter is available on our website at www.jakks.com.

Compensation Committee. In addition to risk oversight functions, the Compensation Committee makes recommendations to the Board regarding compensation of management employees and administers plans and programs relating to employee benefits, incentives, compensation and awards under the 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Shoghi (Chair) and Ms. MacPherson are the members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq. A copy of the Compensation Committee’s Charter is available on our website at www.jakks.com. Executive officers that are members of the Board make recommendations to the Compensation Committee with respect to the compensation of other executive officers who are not on the Board. Except as otherwise prohibited, the Compensation Committee may delegate its responsibilities to subcommittees or individuals. The Compensation Committee has the authority, in its sole discretion, to retain or obtain advice from a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of such persons. The Company provides the appropriate funding to such persons as determined by the Compensation Committee, which also conducts an independent assessment of its outside advisors using the six factors contained in Exchange Act Rule 10C-1. The Compensation Committee receives legal advice from our outside general counsel and has retained Willis Towers Watson and Lipis Consulting, Inc, compensation consulting firms, to directly advise the Compensation Committee from time to time. Frederic W. Cook & Co., a compensation consulting firm, was consulted during 2023 and 2024.

The Compensation Committee also annually reviews the overall company performance, achievement of in-year financial targets and multi-year non-financial goals in conjunction with the compensation of our executive officers to determine whether discretionary bonuses should be granted. In 2025, Frederic W. Cook & Co. presented a report to the Compensation Committee comparing our size and executive compensation structure to those of peer group companies in related industries. Frederic W. Cook & Co. also benchmarked and reviewed with the Compensation Committee the non-employee director cash and non-cash compensation.

Nominating Committee. In addition to risk oversight functions, the Nominating Committee develops our corporate governance system and reviews proposed new members of the Board, including those recommended by our stockholders. Ms. Mahabir (Chair) and Mr. Liebman are the members of the Nominating Committee, which operates pursuant to a written charter adopted by the Board, the full text of which is available on our website at www.jakks.com. The Board has determined that each member of the Nominating Committee is “independent,” as defined under the applicable rules of Nasdaq.

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

Cybersecurity Oversight Committee. The Cybersecurity Oversight Committee is responsible for oversight of our risk assessment, risk management, disaster recovery procedures and cybersecurity risks and the processes and procedures related to, and stemming from, cyber-related issues. It is anticipated that the Committee will meet with management and outside cybersecurity experts to discuss cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Ms. MacPherson (Chair) and Mr. Moelis are the members of the Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq.

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

John L. Kimble became our Executive Vice President and Chief Financial Officer on November 20, 2019. Mr. Kimble worked for over 12 years at various positions at The Walt Disney Company, ultimately as VP of Finance, Strategy, Operations and Business Development. More recently, Mr. Kimble spent six years at Mattel, Inc. where he served in various positions and concluded his career there as VP/Head of Corporate Development - Licensing Acquisitions - M&A. In between his service at Disney and Mattel, he spent two years as an entrepreneur at a start-up mobile gaming company. He began his career as a consultant for Mars & Co., a global strategy consulting firm. Mr. Kimble received his Bachelor’s Degree in Management Science, Concentration in Finance, Minor in Economics from the Sloan School, Massachusetts Institute of Technology (M.I.T.) and has a Master of Business Administration (MBA) from the Wharton School of the University of Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during and for 2025, all Forms 3, 4 and 5 required to be filed during 2025 by our directors and executive officers were timely filed, except that the new directors filed their Forms 3 late, each director filed a Form 4 one day late and each executive officer filed a Form 4 two days late.

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

Stockholder recommendations for director nominees are welcome and should be sent to our Chief Financial Officer, who will forward such recommendations to the Nominating Committee, and should include the following information: (a) all information relating to each nominee that is required to be disclosed pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of Common Stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of each nominee, and must be submitted in the time frame described under the caption, “Stockholder Proposals for 2026 Annual Meeting,” in our Proxy Statement for the 2025 Annual Meeting. The Nominating Committee will evaluate candidates recommended by stockholders in the same manner as candidates recommended by other sources, using additional criteria, if any, approved by the Board from time to time. Our stockholder communication policy may be amended at any time with the consent of the Nominating Committee.

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

Insider Trading Policy

The Company has adopted a Securities Trading and Insider Information Policy which governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws. In addition, the Policy also prohibits executive officers and members of the Company’s Board of Directors and their family members from buying or selling market options or other exchange-traded derivative securities related to the Company and from engaging in short sales of securities of the Company. A copy of the policy was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

In 2021, the Company amended the employment agreements between the Company and each of its executive officers. The purpose of the amendments was to change the issuance, past and future, of all restricted stock awards to restricted stock units. All other material terms of the respective employment agreements remained the same, including without limitation, the terms of all such grants including the timing of all vesting periods and the vesting benchmarks.

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

The function of the annual cash bonus is to establish a direct correlation between the annual incentives awarded to the participants and our financial performance. This purpose is in keeping with our compensation program’s objective of aligning a significant portion of each executive’s total compensation with our annual performance and the interests of our shareholders. The employment agreements for Messrs. Berman and Kimble contemplate that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted. No discretionary bonuses were awarded for 2023, 2024 to any executive officer. In 2025, discretionary bonuses were awarded to Messrs. Berman and Kimble.

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

Mr. Berman’s 2010 amended and restated employment provided for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which was one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement. As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus changed to $3,500,000 of restricted stock, part of which vests over four years and part of which are subject to performance milestones with cliff vesting spread out over three years. Mr. Kimble’s employment agreement provided for a grant of $250,000 of restricted stock units (“RSUs”) for the initial year and annual grants of $500,000 of RSUs thereafter subject in part to time vesting over three years and in part to performance milestones with cliff vesting spread over three years. The milestone targets for each of these employment agreements are established by the Compensation Committee during the first quarter of each year. The employment agreements for Messrs. Berman and Kimble also provide for an annual performance bonus based upon net revenue and EBITDA criteria. This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock. Messrs. Berman and Kimble earned 100% of the bonus based on Total Shareholders Return, EBITDA, and 50% of the bonus based on Net Revenue in 2022. In 2023 Messrs. Berman and Kimble, earned 100% of the cash-payable bonus based on Total Shareholders Return, EBITDA, and 50% of the bonus based on Net Revenue in 2023. In 2023 only Mr. Kimble had unvested performance-based RSUs outstanding and earned 100% of the bonus based on Total Shareholders Return. In 2024 Messrs. Berman and Kimble earned 100% of the cash-payable bonus based on EBITDA, and Mr. Kimble earned 100% and 50% of the remaining performance-based RSUs outstanding, based on EBITDA and Net Revenue, respectively.

Mr. Berman’s and Kimble’s employment agreements also provide for an additional bonus solely in the discretion of the Compensation Committee. After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, Messrs. Berman and Kimble were not awarded any discretionary cash bonuses for 2023, and 2024. For 2025 Messrs. Berman and Kimble were awarded discretionary cash bonuses of $2,775,000 and $912,489 respectively.

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee. Historically, these perquisites include payment of an automobile allowance, matching contributions to a 401(k) defined contribution plan and eligibility to participate in a non-qualified deferred compensation plan. In 2023 and 2024, the named executive officers were granted the following perquisites: automobile allowance and 401(k) plan matching contribution for Messrs. Berman and Kimble; and a life insurance benefit for Mr. Berman. In 2025 Messrs. Berman and Kimble were granted a 401(k) plan matching contribution, and Mr. Kimble was granted an automotive allowance. We value perquisites at their incremental cost in accordance with SEC regulations.

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

At our 2025 annual meeting, our shareholders approved our current executive compensation with over a majority of all shares actually voting on the issue affirmatively giving their approval. Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Summary Compensation Table – 2023-2025

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)(1)	($)	($)	($)(3)	($)(2)	($)
Stephen G. Berman	2025	1,850,000	2,845,619	5,233,075	—	—	—	29,318	9,958,012
Chief Executive Officer,	2024	1,826,042	2,943,219	3,500,004	—	—	—	30,806	8,300,071
President and Secretary	2023	1,800,000	5,171,940	3,499,994	—	—	—	50,441	10,522,375

John L. Kimble	2025	608,326	870,841	1,518,941	—	—	(15,949)	67,535	3,049,694
Executive Vice President	2024	584,929	757,018	877,410	—	—	124,289	54,505	2,398,151
and Chief Financial Officer	2023	562,432	1,001,805	843,648	—	—	—	52,550	2,460,435

(1)	For Mr. Berman, the grant-date fair value of the awards assuming 100% achievement of the applicable service conditions totaled the lesser of (a) $3.5 million in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 2.25% of outstanding shares of Common Stock in 2025, 2024 and 2023, respectively and assuming 100% achievement of the applicable performance conditions of a grant of 83,334 restricted stock awards with a grant date fair value of $1,732,792 determined in accordance with ASC718. For Mr. Kimble the grant-date fair value of the awards assuming 100% achievement of the applicable service and performance conditions totaled $1,518,941, $877,410 and $843,648 in 2025, 2024 and 2023.
(2)	Represents automobile allowances paid in the amount of nil, $3,846 and $24,306 for Mr. Berman for 2025, 2024 and 2023, respectively, and $18,000, $18,000 and $18,000 for Mr. Kimble for 2025, 2024 and 2023, respectively. The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of $21,333 for Mr. Berman and $30,427 for Mr. Kimble, for 2025, and $18,975 and $18,150 for 2024 and 2023, respectively for both Messrs. Berman and Kimble. The amounts include $7,985, $7,985 and $7,985 related to a life insurance policy for Mr. Berman in 2025, 2024 and 2023, respectively.
(3)	Represents the unrealized gains during the year based on the net changes in fair value in the underlying mutual fund investments offered as part of the Company’s Non-Qualified Deferred Compensation plan.

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2025 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

Option Awards						Stock Awards / Units
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	431,892	7,290,337	—	—

John L. Kimble	—	—	—	—	—	115,108	1,943,023	—	—

(1)	The product of (x) $16.88 (the closing sale price of the common stock on December 31, 2025) multiplied by (y) the number of unvested restricted shares or units outstanding. The units of stock with a service condition vest annually until 2028, the units of stock with a service and performance conditions vest by 2029 if the performance conditions are met.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2025 by the Named Executive Officers:

Options Exercises And Stock Vested-2025

	Option Awards		Stock Awards / Units
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Stephen G. Berman	—	—	284,160	7,189,694

John L. Kimble	—	—	63,044	1,589,731

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2025. The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2025.

Stephen G. Berman

							Involuntary
							Termination
		Quits For				Termination	In Connection
	Upon	“Good	Upon	Upon	Termination Without	For	with Change of
	Retirement	Reason” (3)	Death(4)	“Disability” (5)	“Cause”	“Cause” (6)	Control (7)
Base Salary	$—	$6,012,500	$—	$—	$6,012,500	$—	$27,884,115	(8)
Restricted Stock Units (1)	—	7,290,337	—	—	7,290,337	—	7,290,337
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1)	The product of (x) $16.88 (the closing sale price of the common stock on December 31, 2025) multiplied by (y) the number of unvested restricted shares outstanding.
(2)	Assumes that if the Named Officer is terminated on December 31, 2025, they were employed through the end of the incentive period and no bonus was earned and unpaid.
(3)	Defined as (i) our violation or failure to perform or satisfy any material covenant, condition or obligation required to be performed or satisfied by us, or (ii) the material change in the nature, titles or scope of the duties, obligations, rights or powers of the Named Officer’s employment resulting from any action or failure to act by us.
(4)	Under the terms of Mr. Berman’s employment agreement (see “Employment Agreements”), the provision of health care coverage for Mr. Berman’s children will continue until they reach the maximum age at which a child can be covered as a matter of law under a parent’s policy in the event of his death during the term of his employment agreement.
(5)	Defined as the Named Officer’s inability to perform his duties by reason of any disability or incapacity (due to any physical or mental injury, illness or defect) for an aggregate of 180 days in any consecutive 12-month period.
(6)	Defined as (i) the Named Officer’s conviction of, or entering a plea of guilty or nolo contendere (which plea is not withdrawn prior to its approval by the court) to, a felony offense and either the Named Officer’s failure to perfect an appeal of such conviction prior to the expiration of the maximum period of time within which, under applicable law or rules of court, such appeal may be perfected or, if he does perfect such an appeal, the sustaining of his conviction of a felony offense on appeal; or (ii) the determination by our Board of Directors, after due inquiry, based upon convincing evidence, that the Named Officer has:

(A)	committed fraud against, or embezzled or misappropriated funds or other assets of, our Company (or any subsidiary);
(B)	violated, or caused our Company (or any subsidiary) or any of our officers, employees or other agents, or any other individual or entity to violate, any material law, rule, regulation or ordinance, or any material written policy, rule or directive of our Company or our Board of Directors;
(C)	willfully, or because of gross or persistent inaction, failed properly to perform his duties or acted in a manner detrimental to, or adverse to our interests; or
(D)	violated, or failed to perform or satisfy any material covenant, condition or obligation required to be performed or satisfied by him under his employment agreement with us; and that, in the case of any violation or failure referred to in clause (B), (C) or (D), above, such violation or failure has caused, or is reasonably likely to cause, us to suffer or incur a substantial casualty, loss, penalty, expense or other liability or cost.

(7)	Section 280G of the Code disallows a company’s tax deduction for what are defined as “excess parachute payments” and Section 4999 of the Code imposes a 20% excise tax on any person who receives excess parachute payments. As discussed above, Mr. Berman is entitled to certain payments upon termination of his employment, including termination following a change in control of our Company. Under the terms of his employment agreement (see “Employment Agreements”), Mr. Berman is entitled to the full amount of the payments and benefits payable in the event of a Change in Control (as defined in the employment agreement) even if it triggers an excise tax imposed by the tax code if the net after-tax amount would still be greater than reducing the total payments and benefits to avoid such excise tax.
(8)	Under the terms of Mr. Berman’s employment agreement (see “Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason,” then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in section 280(G) of the Code (which was $9,325,791 in 2025) and continued health care coverage.

John L. Kimble

							Involuntary
							Termination
							In Connection
		Quits For			Termination	Termination	with
	Upon Retirement	“Good Reason” (3)	Upon Death	Upon “Disability”	Without “Cause”	For “Cause” (4)	Change of Control (5)
Base Salary	$—	$1,977,061	$—	$—	$1,977,061	$—	$1,216,653
Restricted Stock Units (1)	—	1,943,023	—	—	1,943,023	—	1,943,023
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1)	The product of (x) $16.88 (the closing sale price of the common stock on December 31, 2025) multiplied by (y) the number of unvested restricted shares outstanding.
(2)	Assumes that if the Named Officer is terminated on December 31, 2025, they were employed through the end of the incentive period and no bonus was earned and unpaid.
(3)	Defined as (i) any material reduction of the Named Officer’s base salary, (ii) relocation of the Named Officer’s principal place of employment by more than thirty miles, or (iii) the material change in the nature, titles or scope of the duties, obligations, rights or powers of the Named Officer’s employment resulting from any action or failure to act by us.
(4)	Defined as (i) the Named Officer’s conviction of, or entering a plea of guilty or nolo contendere (which plea is not withdrawn prior to its approval by the court) to, a felony offense and either the Named Officer’s failure to perfect an appeal of such conviction prior to the expiration of the maximum period of time within which, under applicable law or rules of court, such appeal may be perfected or, if he does perfect such an appeal, the sustaining of his conviction of a felony offense on appeal; or (ii) the determination by our Board of Directors, after due inquiry, based on convincing evidence, that the Named Officer has:

(A)	committed fraud against, or embezzled or misappropriated funds or other assets of, our Company (or any subsidiary);
(B)	violated, or caused our Company (or any subsidiary) or any of our officers, employees or other agents, or any other individual or entity to violate, any material law, rule, regulation or ordinance, or any material written policy, rule or directive of our Company or our Board of Directors;
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

In February 2010 our Board determined the terms for the minimum shareholding requirements. Pursuant to the new minimum shareholding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years. To illustrate: if an average director wishes to sell shares in 2026, he/she will have to hold shares with a market value of at least $188,333 prior to and following any sale of shares calculated as of the date of the sale, such $188,333 minimum calculated by taking the average cash stipend of $94,167 paid during the prior two years multiplied by two.

The following table sets forth the compensation earned by our non-employee directors for our fiscal year ended December 31, 2025:

Director Compensation

		Fees Earned or Paid in Cash	Stock Awards (3)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	Year	($)	($)	($)	Incentive ($)	($)	($)	($)
Alexander Shoghi	2025	137,500	85,003	—	—	—	—	222,503
Carole Levine (1)	2025	57,500	—	—	—	—	—	57,500
Lori J. MacPherson	2025	115,000	85,003	—	—	—	—	200,003
Joshua Cascade (1)	2025	50,000	—	—	—	—	—	50,000
Matthew Winkler (1)	2025	55,000	—	—	—	—	—	55,000
Neilwantie Mahabir	2025	112,500	85,003	—	—	—	—	197,503
Jonathan R. Liebman (2)	2025	55,000	85,003	—	—	—	—	140,003
Jordan Moelis (2)	2025	52,500	85,003	—	—	—	—	137,503

(1)	Did not stand for re-election at the 2025 annual meeting.
(2)	Elected at the 2025 annual meeting.
(3)	Amounts shown represent the grant date fair value of $17.61 for restricted stock units awarded during the fiscal year, calculated in accordance with ASC 718. These awards vest in one installment over twelve months, subject to continued service.

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

On September 27, 2021, the Company amended the employment agreements between the Company and Mr. Stephen G. Berman, our Chief Executive Officer, Mr. John (a/k/a Jack) McGrath, our former Chief Operating Officer, and Mr. John Kimble, our Chief Financial Officer. The purpose of the amendments was to change the issuance, past and future, of all restricted stock awards to restricted stock units. All other material terms of the respective employment agreements remain the same, including without limitation, the terms of all such grants including the timing of all vesting periods and the vesting benchmarks.

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

On March 2, 2026, the Company corrected and restated the employment agreements between the Company and Messrs. Berman and Kimble to provide that the annual issuance of RSU’s will continue on the same terms for the periods covered by the February 18, 2025 extension, which provision had inadvertently been omitted in such amendment.

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

Employee Benefits Plan

We sponsored for our U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company would make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company-matching contributions, which vest immediately, totaled $2.0 million, $1.7 million and $1.5 million for the year ended December 31, 2025, 2024 and 2023, respectively.

Starting December 2023, we sponsored for certain of our U.S.-based senior employees, a nonqualified deferred compensation plan which includes provisions for salary deferrals and discretionary contributions on a deferred tax basis. As of December 31, 2025 we have not made any discretionary matching contributions to the plan. Employees direct the investment of their account balances, and we invest amounts held in the associated investment trust consistent with these directions. The value of the assets held in trust by the non-qualified plan was $4.5 million and $1.7 million as of December 31, 2025 and 2024, respectively.

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

Pay vs. Performance

In accordance with rules adopted by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we provide the following information about the relationship between executive compensation for our principal executive officers (“PEOs”) and non-PEO named executive officers (“NEOs”) as well as certain financial performance of the Company. The following table sets forth additional compensation information for our principal executive officer (PEO) and our non-PEO named executive officers (“Non-PEO NEOs”), calculated in accordance with Item 402(v) of Regulation S-K, for fiscal years 2025, 2024 and 2023.

Year	Summary Compensation Table Total For PEO (1)	Compensation Actually Paid To PEO (2)	Average Summary Compensation Table Total for Non-PEO NEOs (3)	Average Compensation Actually Paid to Non-PEO NEOs (4)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (5)	Net Income (in millions)
2025	$9,958,012	$4,894,240	$3,049,694	$1,782,034	$101.49	$9,871
2024 (6)	8,300,071	4,538,126	2,273,861	1,144,099	277.07	34,200
2023 (6)	10,522,375	21,044,059	2,126,995	4,182,165	349.90	38,113

(1)	The dollar amounts reported are the amounts of total compensation reported for our PEO, Stephen G. Berman, in the Summary Compensation Table of our 10-K for fiscal years 2025, 2024 and 2023.
(2)	The dollar amounts reported represent the amount of “compensation actually paid”, as computed in accordance with SEC rules. The dollar amounts reported are the amounts of total compensation reported for Mr. Berman during the applicable year, but also include (i) the year-end value of equity awards granted during the reported year, (ii) the change in the value of equity awards that were unvested at the end of the prior year, measured through the date the awards vested, or through the end of the reported fiscal year, (iii) value of equity awards issued and vested during the reported fiscal year, and (iv) reduced by the value of equity awards granted in prior years that were forfeited in subsequent years.
(3)	The dollar amounts reported are the average of the total compensation reported for our NEOs, other than our PEO, namely Mr. Kimble for fiscal year 2025 and 2024 and Messrs. Kimble and McGrath for fiscal year 2023.
(4)	The dollar amounts reported represent the average amount of “compensation actually paid”, as computed in accordance with SEC rules, for our NEOs, other than our PEO. The dollar amounts reported are the average of the total compensation reported for our NEOs, other than our PEO in the Summary Compensation Table for fiscal years 2025, 2024 and 2023, but also include (i) the year-end value of equity awards granted during the reported year, (ii) the change in the value of equity awards that were unvested at the end of the prior year, measured through the date the awards vested, or through the end of the reported fiscal year, (iii) value of equity awards issued and vested during the reported fiscal year, and (iv) reduced by the value of equity awards granted in prior years that were forfeited in subsequent years.
(5)	Assumes an investment of $100 for the period starting on January 1, 2023 through the end of the listed fiscal year. The closing prices of the Company’s common stock as reported on Nasdaq, as applicable, on the following trading days were: (i) $35.55 on December 31, 2023; (ii) $28.15 on December 31, 2024; and (iii) $16.88 on December 31, 2025.
(6)	Correction of Prior Year Disclosure
In preparing the fiscal 2025 Pay vs. Performance disclosure, the Company identified an error in the previously reported Compensation Actually Paid amounts for fiscal 2024 and fiscal 2023. The error related to the calculation of the change in fair value of certain equity awards granted in a prior year that vested during the applicable year. Specifically, the Company measured the change in fair value using the fiscal year-end stock price rather than the applicable vesting-date stock price, as required under Item 402(v) of Regulation S-K. The Pay Versus Performance table and the related table detailing adjustments to Summary Compensation Table total compensation have been revised to reflect the corrected amounts. As a result, Compensation Actually Paid (i) increased by $605,024 for fiscal year 2024 and decreased by $1,409,944 for fiscal year 2023 for the Principal Executive Officer and (ii) increased by $198,594 for fiscal year 2024 and decreased by $604,432 for fiscal year 2023 for the average of the other Named Executive Officers. The Company has concluded that this error did not affect its previously issued consolidated financial statements.

The following table details the adjustments to the Summary Compensation Table to determine average “compensation actually paid” for the PEO and NEOs (other than the PEO), as computed in accordance with SEC Item 402(v). Amounts do not reflect the actual compensation earned by or paid to our PEO and NEOs during the applicable year.

	PEO			NEO
	2025	2024	2023	2025	2024	2023
Total Compensation (Per Comp Table)	$9,958,012	$8,300,071	$10,522,375	$3,049,694	$2,273,861	$2,126,995
Less: Grant date FV of RSUs on Summary Compensation Table	(5,233,075)	(3,500,004)	(3,499,994)	(1,518,941)	(877,410)	(681,822)
Add: YE FV of RSUs granted in CY and unvested in CY	3,505,605	2,771,452	7,114,053	1,039,487	694,770	1,385,863
Add: Change in FV of unvested awards granted in PY	(2,526,892)	(3,033,393)	6,907,625	(603,249)	(679,964)	1,370,420
Add: Change in FV from PY to vesting date of awards granted in PY that vested in CY	(809,410)	—	—	(184,957)	—	—
Less: Performance-based shares forfeited in CY (FV @ end of PY YE)	—	—	—	—	(267,158)	(19,291)
Average compensation actually paid	$4,894,240	$4,538,126	$21,044,059	$1,782,034	$1,144,099	$4,182,165

Equity awards were remeasured in accordance with the requirements of Item 402(v).

Option Grant Practices

In recent years, we have not granted stock options, stock appreciation rights or similar instruments with option-like features to our employees. We therefore (i) do not grant, and have not granted, such instruments in anticipation of the release of material nonpublic information, (ii) we do not time, and have not timed, the release of material nonpublic information based on grant dates of such instruments or for the purpose of affecting the value of executive compensation and (iii) we do not take, and have not taken, material nonpublic information into account when determining the timing and terms of such instruments. As options, stock appreciation rights or similar instruments with option-like features have not been an element of employee compensation in recent years, we do not have a formal policy with respect to the timing of grants thereof, and we did not grant options, stock appreciation rights or similar instruments with option-like features in 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 13, 2026 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (3)		Percent of Outstanding Shares (4)
Lawrence I. Rosen	1,900,837	(5)	16.6%
Gate City Capital Management, LLC	782,717	(6)	6.8
BlackRock, Inc.	641,569	(7)	5.6
Stephen G. Berman	300,452	(8)	2.6
John L. Kimble	171,277	(9)	1.5
Alexander Shoghi	12,564	(10)	*
Lori MacPherson	—	(11)	—
Neilwantie Mahabir	—	(11)	—
Jonathan R. Liebman	—	(11)	—
Jordan Moelis	—	(11)	—
All directors and executive officers as a group (7 persons)	484,293	(12)	4.2

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 2951 28th Street, Santa Monica, California 90405.
(2)	The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after February 13, 2026. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.
(3)	Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares. All share amounts have been adjusted to reflect the 1-10 reverse split effective July 9, 2020.
(4)	Based upon 11,444,411 shares outstanding on February 13, 2026. Does not include, unless noted otherwise, any shares of common stock issuable upon the conversion of any Restricted Stock Units (“RSUs”).
(5)	The address of Mr. Rosen is 1578 Sussex Turnpike (Bldg. 5), Randolph, NJ 07689. Possesses shared voting and dispositive power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from a Schedule 14A filed on May 8, 2025.
(6)	The address of Gate City Capital Management, LLC is 8725 W. Higgins Road, Suite 530, Chicago, IL 60631. Possesses sole voting power with respect to 782,717 shares and sole dispositive power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 17, 2026.
(7)	The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001. Possesses sole voting power with respect to 625,937 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13F filed on February 12, 2026.
(8)	Does not include an aggregate of 498,257 shares of common stock underlying unvested RSUs issued pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as amended to date) which RSUs are further subject to the terms of Restricted Stock Unit Award Agreements with Mr. Berman (the “Berman Agreement”). Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company’s Board of Directors.
(9)	Does not include 136,127 shares underlying currently unvested RSUs which will vest pursuant to the terms of Mr. Kimble’s November 18, 2019 Employment Agreement (as amended to date), which RSUs are further subject to the terms of our Restricted Stock Unit Award Agreements with Mr. Kimble (the “Kimble Agreement”). The Kimble Agreement provides that Mr. Kimble will forfeit his rights to some or all of such RSUs unless certain conditions precedent are met, as described in the Kimble Agreement. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company’s Board of Directors.
(10)	Consists of 12,564 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company’s Board of Directors. Does not include 4,827 shares underlying currently unvested RSUs which will vest on the first anniversary of the date of the grant, subject to membership on the Board of Directors at the time of vesting.
(11)	Does not include 4,827 shares underlying currently unvested RSUs which will vest on the first anniversary of the date of the grant, subject to membership on the Board of Directors at the time of vesting.
(12)	Does not include any shares underlying RSUs.

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

Meisheng continues to be a significant manufacturer of the Company. For the years ended December 31, 2024 and 2023, the Company made inventory, molds and tooling related payments to Meisheng of approximately $98.4 million and $75.7 million respectively. As of December 31, 2024, amounts due to Meisheng for inventory received by the Company, but not paid totaled $13.5 million. For the year ended December 31, 2024, the Company recorded sales revenues of $0.1 million from Party X People GmbH, a subsidiary of Meisheng.

An immediate family member of our Chief Executive Officer was employed by the Company in a non-executive role during 2025 and received total compensation of approximately $153,950 which was consistent with that of employees in similar roles. The employee is well qualified for the position based upon schooling and prior experience in other roles with the Company.

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

The following are the fees of BDO USA, our principal accountant (PCAOB ID: 243), for the two years ended December 31, 2025, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2025	2024
Audit Fees	$1,752,721	$2,192,082
Audit Related Fees	9,000	4,500
	$1,761,721	$2,196,582

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2025 and 2024

●	Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023

●	Consolidated Statements of Other Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023

●	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (21)
3.1.2	Certificate of Amendment to Certificate of Designations of Series A Senior Preferred Stock (25)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (2)
3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (3)
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (29)
3.1.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (22)
3.1.7	Amended and Restated Certificate of Designations of Series A Senior Preferred Stock (22)
3.2.1	Second Amended and Restated By-Laws of the Company (21)
3.2.2	Third Amended and Restated By-Laws of the Company (22)
3.3	Amendment No. 2 to Third Amended and Restated By-Laws of the Company (**)

10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.2.2	2021 Amendment to 2002 Stock Award and Incentive Plan (19)
10.2.3	2023 Amendment to 2002 Stock award and Incentive plan (20)
10.3.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.3.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.3.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.3.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (17)
10.3.5	Amendment Number Three dated August 9, 2019 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)
10.3.6*	Amendment Number Four dated November 18, 2019 to Mr. Berman’s Second Amended and Restated Employment Agreement (24)
10.3.7	Amendment Number Five dated February 18, 2021 to Mr. Berman’s Second Amended and Restated Employment Agreement (28)
10.3.8	Amendment Number Six dated September 27, 2021 to Mr. Berman’s Second Amended and Restated Employment Agreement (27)
10.3.9	Amendment Number Seven dated October 25, 2022 to Mr. Berman’s Second Amended and Restated Employment Agreement (23)
10.3.10	Amendment Number Eight dated March 30, 2023 to Mr. Berman’s Second Amended and Restated Employment Agreement (26)
10.3.11	Amendment Number Nine dated February 18, 2025 to Mr. Berman’s Second Amended and Restated Employment Agreement (33)
10.3.11.1	Corrected and Restated Amendment Number Nine dated March 2, 2026 to Mr. Berman’s Second Amended and Restated Employment Agreement (**)
10.4	Pledge and Security Agreement, dated as of June 24, 2025, by and among JAKKS Pacific, Inc. and its subsidiaries parties thereto as borrowers and/or Grantors, the lenders party thereto, as lenders, and BMO Bank N.A.as Administrative Agent (34)
10.5	Form of Restricted Stock Agreement (10)
10.5.1	Form of Restricted Stock Unit Agreement (27)

10.6*	Letter Agreement dated November 18, 2019 between the Company and John L. Kimble (24)
10.6.1	First Amendment to Employment Agreement between the Company and John L. Kimble dated February 18, 2021 (28)
10.6.2	Second Amendment to Employment Agreement between the Company and John L. Kimble dated September 27, 2021 (27)
10.6.3	Second Amendment to Employment Agreement between the Company and John L. Kimble dated October 25, 2022 (23)
10.6.4	Third Amendment to Employment Agreement between the Company and John L. Kimble dated February 18, 2025 (33)
10.6.4.1	Corrected and Restated Third Amendment to Employment Agreement between the Company and John L. Kimble dated March 2, 2026 (**)
10.7*	Credit Agreement, dated as of June 2, 2021, by and among JAKKS Pacific, Inc., Disguise, Inc., JAKKS Sales LLC, and Moose Mountain Marketing, Inc., as borrowers, other Loan Parties hereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (18)
10.8*	First Lien Term Loan Facility Credit Agreement, dated as of June 2, 2021, by and among JAKKS Pacific, Inc. and its subsidiaries parties thereto as borrowers, the lenders party thereto, as lenders, and BSP Agency, LLC, as agent (18)
10.8.1*	First Amendment to First Lien Term Loan Facility Credit Agreement, dated as of June 2, 2021, by and among JAKKS Pacific, Inc. and its subsidiaries parties thereto as borrowers, the lenders party thereto, as lenders, and BSP Agency, LLC, as agent (32)
10.9	Termination of Voting Agreement dated August 3, 2022 between the Company and its Preferred Stockholders (31)
10.10	At Market Issuance Sales Agreement between Registrant and B. Riley Securities, Inc. dated October 20, 2022 (30)
10.11	Credit Agreement, dated as of June 24, 2025, among JAKKS Pacific, Inc., JAKKS Sales LLC, Disguise, Inc., and Moose Mountain Marketing, Inc., as borrowers, the subsidiary guarantors party thereto, Loan Parties thereto, the Lenders party thereto and BMO Bank N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (34)
14	Code of Ethics (16)
19	Insider Trading Policies and Procedures (35)
21	Subsidiaries of the Company (**)
23.1	Consent of BDO USA, P.C. (**)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (**)
31.2	Rule 13a-14(a)/15d-14(a) Certification of John L. Kimble (**)
32.1	Section 1350 Certification of Stephen G. Berman (**)
32.2	Section 1350 Certification of John L. Kimble (**)
97	Policy Relating to Recovery of Erroneously Awarded Compensation (**)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 21, 2002, and incorporated herein by reference.
(2)	Filed previously as an annex to the Company’s Schedule 14A filed October 28, 2019 and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 9, 2020 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Intentionally omitted.
(15)	Intentionally omitted.
(16)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 3, 2021, and incorporated herein by reference.
(19)	Filed previously as an annex to the Company’s Schedule 14A filed October 8, 2021 and incorporated herein by reference.
(20)	Filed previously as an annex to the Company’s Revised Schedule 14A filed November 9, 2023 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 9, 2019 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 15, 2022 and incorporated herein by reference.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 28, 2022 and incorporated herein by reference.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 20, 2019 and incorporated herein by reference.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 31, 2023 and incorporated herein by reference.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 1, 2021 and incorporated herein by reference.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 19, 2021 and incorporated herein by reference.
(29)	Filed previously as an annex to the Company’s Schedule 14A filed March 16, 2021 and incorporated herein by reference.
(30)	Filed previously as an exhibit to the Company’s Registration Statement on Form S3/A filed October 27, 2022 and incorporated herein by reference.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 4, 2022 and incorporated herein by reference.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 2, 2022 and incorporated herein by reference.
(33)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2025 and incorporated herein by reference.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 25, 2025 and incorporated herein by reference.
(35)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K filed March 6, 2025 and incorporated herein by reference.

(*)	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.
(**)	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2026	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. BERMAN	Director and	March 2, 2026
Stephen G. Berman	Chief Executive Officer

Chief Financial Officer
/s/ JOHN L. KIMBLE	(Principal Financial Officer and	March 2, 2026
John L. Kimble	Principal Accounting Officer)

/s/ NEILWANTIE MAHABIR	Director	March 2, 2026
Neilwantie Mahabir

/s/ ALEXANDER SHOGHI	Director	March 2, 2026
Alexander Shoghi

/s/ JONATHAN R. LIEBMAN	Director	March 2, 2026
Jonathan R. Liebman

/s/ JORDAN MOELIS	Director	March 2, 2026
Jordan Moelis

/s/ LORI MACPHERSON	Director	March 2, 2026
Lori MacPherson