Form 10-Q
period 2026-03-31
JAKKS PACIFIC INC
filed 2026-05-01
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the issuer’s common stock is 11,444,411 as of May 1, 2026.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2026

ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss	4
	Condensed Consolidated Statements of Stockholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	22

Signatures		23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$62,849	$52,197
Restricted cash	1,132	1,869
Accounts receivable, net of allowance for credit losses of $4,956 and $5,103 at March 31, 2026 and December 31, 2025, respectively	93,244	138,341
Inventory, net	52,854	59,805
Prepaid expenses and other assets	18,749	16,873
Total current assets	228,828	269,085
Property and equipment
Office furniture and equipment	10,669	10,189
Molds and tooling	138,625	134,771
Leasehold improvements	7,282	7,264
Total	156,576	152,224
Less accumulated depreciation and amortization	135,162	133,216
Property and equipment, net	21,414	19,008
Operating lease right-of-use assets, net	43,869	46,776
Other long-term assets	1,787	2,682
Deferred income tax assets, net	69,578	69,569
Goodwill	34,970	35,077
Total assets	$400,446	$442,197
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$39,964	$55,558
Accrued expenses	35,709	43,076
Reserve for sales returns and allowances	26,737	33,569
Income taxes payable	509	2,119
Short-term operating lease liabilities	14,115	13,784
Total current liabilities	117,034	148,106
Long-term operating lease liabilities	35,913	39,578
Accrued expenses – long term	4,555	4,463
Income taxes payable	960	945
Total liabilities	158,462	193,092

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,444,411 and 11,342,981 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	304,229	302,408
Accumulated deficit	(48,162)	(41,021)
Accumulated other comprehensive loss	(14,094)	(12,293)
Total stockholders’ equity	241,984	249,105
Total liabilities and stockholders’ equity	$400,446	$442,197

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2026	2025
Net sales	$106,676	$113,253
Cost of sales:
Cost of goods	52,187	54,626
Royalty expense	16,913	18,168
Amortization of tools and molds	1,970	1,446
Cost of sales	71,070	74,240
Gross profit	35,606	39,013
Direct selling expenses	8,164	8,696
General and administrative expenses	32,864	33,961
Depreciation and amortization	152	113
Selling, general and administrative expenses	41,180	42,770
Loss from operations	(5,574)	(3,757)
Other income (expense), net	25	5
Interest income	480	362
Interest expense	(60)	(155)
Loss before benefit from income taxes	(5,129)	(3,545)
Benefit from income taxes	(849)	(1,163)
Net loss	$(4,280)	$(2,382)
Loss per share - basic and diluted	$(0.37)	$(0.21)
Shares used in loss per share - basic and diluted	11,444	11,146
Comprehensive loss	$(6,081)	$(1,754)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

Three Months Ended March 31, 2026
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2025	$11	$302,408	$(41,021)	$(12,293)	$249,105	$—	$249,105
Share-based compensation expense	—	3,081	—	—	3,081	—	3,081
Repurchase of common stock for employee tax withholding	—	(1,260)	—	—	(1,260)	—	(1,260)
Cash dividend declared, $0.25 per share	—	—	(2,861)	—	(2,861)	—	(2,861)
Net loss	—	—	(4,280)	—	(4,280)	—	(4,280)
Foreign currency translation adjustment	—	—	—	(1,801)	(1,801)	—	(1,801)
Balance, March 31, 2026	$11	$304,229	$(48,162)	$(14,094)	$241,984	$—	$241,984

Three Months Ended March 31, 2025
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2024	$11	$297,198	$(39,692)	$(17,184)	$240,333	$500	$240,833
Share-based compensation expense	—	2,552	—	—	2,552	—	2,552
Repurchase of common stock for employee tax withholding	—	(3,819)	—	—	(3,819)	—	(3,819)
Cash dividend declared, $0.25 per share	—	—	(2,786)	—	(2,786)	—	(2,786)
Net loss	—	—	(2,382)	—	(2,382)	—	(2,382)
Foreign currency translation adjustment	—	—	—	628	628	—	628
Balance, March 31, 2025	$11	$295,931	$(44,860)	$(16,556)	$234,526	$500	$235,026

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	(Unaudited)
	2026	2025
Cash flows from operating activities
Net loss	$(4,280)	$(2,382)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Recovery of credit losses	(19)	(11)
Depreciation and amortization	2,122	1,559
Write-off and amortization of debt issuance costs	23	79
Share-based compensation expense	3,081	2,552
Loss on disposal of property and equipment	—	1
Deferred income taxes	(9)	(10)
Changes in operating assets and liabilities:
Accounts receivable	45,116	36,029
Inventory	6,951	(383)
Prepaid expenses and other assets	(674)	(4,727)
Accounts payable	(14,533)	(13,281)
Accrued expenses	(7,221)	(11,256)
Reserve for sales returns and allowances	(6,832)	(9,588)
Income taxes payable	(1,595)	(1,553)
Other liabilities	(335)	1,271
Total adjustments	26,075	682
Net cash provided by (used in) operating activities	21,795	(1,700)
Cash flows from investing activities
Purchases of property and equipment	(5,589)	(2,070)
Investments in employee deferred compensation trusts	(223)	(995)
Net cash used in investing activities	(5,812)	(3,065)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(1,260)	(3,819)
Cash dividend paid	(2,861)	(2,786)
Deferred issuance costs	(146)	—
Net cash used in financing activities	(4,267)	(6,605)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,716	(11,370)
Effect of foreign currency translation	(1,801)	628
Cash, cash equivalents and restricted cash, beginning of period	54,066	70,137
Cash, cash equivalents and restricted cash, end of period	$63,981	$59,395
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$(5,956)	$406
Cash paid for interest	$2	$0

The Company received income tax refunds of $6.9 million and nil during the three months ended March 31, 2026 and 2025.

Supplemental disclosures of non-cash activities:

During the three months ended March 31, 2026 and 2025, the lease liability increased by $0.1 million and $2.5 million respectively, with a corresponding increase to the ROU asset.

As of March 31, 2026 and 2025, there were $6.0 million and $4.7 million, respectively, of property and equipment purchases included in accounts payable.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2026

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2025.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The new guidance improves disclosures about a public business entity’s expenses by requiring disaggregated disclosures of certain types of expenses, including purchases of inventory, employee compensation, depreciation, intangible amortization and depletion, as applicable, for each income statement caption that includes those expenses. In addition, the standard will require entities to define and disclose total selling expenses. The standard is effective for public business entities such as the Company for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The new guidance provides a practical expedient in developing reasonable and supportable forecasts when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. Entities that elect the practical expedient may assume that current conditions as of the balance sheet date do not change for the remaining life of the respective assets. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption was permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted this standard as of January 1, 2026. The adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

No other accounting pronouncements were issued or adopted for the three months ended March 31, 2026 that materially impacted the Company.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2026

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2026

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2026 and 2025 and as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026			2025
	TCP	Costumes	Total	TCP	Costumes	Total
Net Sales	$100,095	$6,581	$106,676	$107,438	$5,815	$113,253
Cost of Sales (A)	66,113	4,957	71,070	69,239	5,001	74,240
Gross Profit	33,982	1,624	35,606	38,199	814	39,013

Direct selling expenses	6,955	1,209	8,164	7,966	730	8,696
Product development and testing expenses	2,004	138	2,142	2,015	384	2,399
Divisional general and administrative expenses (A), (B)	5,298	2,647	7,945	5,557	3,231	8,788
Allocated headquarter general & administrative expenses (A), (C)	21,431	1,498	22,929	21,740	1,147	22,887
Income (loss) from operations	(1,706)	(3,868)	(5,574)	921	(4,678)	(3,757)
Other income (expense), net			25			5
Interest income			480			362
Interest expense			(60)			(155)
Income before benefit from income taxes			$(5,129)			$(3,545)

(A) Includes depreciation and amortization	$2,107	$15	$2,122	$1,550	$9	$1,559

(B)	Consist mainly of payroll and related expenses, rent, depreciation and other general and administrative expenses.

(C)	Consist mainly of payroll related expenses, rent, depreciation and other general and administrative expenses.

	March 31,	December 31,
	2026	2025
Assets
Toys/Consumer Products	$377,859	$419,064
Costumes	22,587	23,133
	$400,446	$442,197

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2026

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Long-lived Assets
United States	$40,535	$42,788
China	18,735	16,659
United Kingdom	2,961	3,073
Hong Kong	1,666	1,853
Italy	654	717
Mexico	550	594
France	96	8
Canada	86	92
	$65,283	$65,784

	Three Months Ended
	March 31,
	2026	2025
Net Sales by Customer Area
United States	$74,636	$88,944
Europe	17,379	11,810
Latin America	6,962	7,459
Canada	2,992	3,279
Australia & New Zealand	2,469	613
Asia	1,935	751
Middle East & Africa	303	397
	$106,676	$113,253

Major Customers

Net sales to major customers globally for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2026		2025
		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales
Walmart (*)	$27,107	25.4%	$36,679	32.4%
Target	26,645	25.0	29,444	26.0
	$53,752	50.4%	$66,123	58.4%

(*)	During the year ended December 31, 2025, the Company determined that, in prior periods, net sales to two subsidiaries of Walmart Inc., were not aggregated with net sales to Walmart Inc. in the major customer disclosure under ASC 280-10-50-42. Because these entities are under common control, such sales should be presented as revenues from a single customer. Accordingly, prior-period amounts have been revised to aggregate these net sales amounts to Walmart Inc. and its subsidiaries. This revision affected only the major customer disclosure and had no impact on the Company’s condensed consolidated financial statements for any period presented. The Company concluded that the revision was not material to previously issued financial statements.

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

March 31, 2026

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Finished goods	$52,854	$59,805

The inventory obsolescence reserve was $2.9 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively.

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

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred. For the three months ended March 31, 2026 and 2025, sales commissions were $0.5 million and $0.4 million, respectively.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the three months ended March 31, 2026 and 2025, shipping and handling costs were $1.7 million and $2.3 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2026

Note 5 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as agent and lender, providing a $67.5 million senior secured revolving credit facility (the “JPMorgan ABL Facility”) maturing in June 2026.

On June 24, 2025, in connection with the execution of a new credit facility with BMO Bank, N.A., the Company voluntarily terminated the JPMorgan ABL Facility. At the time of termination, there were no borrowings outstanding under the JPMorgan ABL Facility. The termination of the JPMorgan ABL Facility did not result in any prepayment penalties or early termination fees. Unamortized debt issuance costs associated with the JPMorgan ABL Facility were written off and recorded as a loss on extinguishment of debt in the amount of $0.4 million.

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

As of March 31, 2026, the amount of outstanding borrowings was nil and the total excess borrowing availability was $68.3 million.

As of March 31, 2026, off-balance sheet arrangements include letters of credit issued by BMO of $1.7 million and JPMorgan of $0.9 million.

As of March 31, 2026, the Company was in compliance with the financial covenants under the BMO Credit Agreement.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2026

Note 6 — Income Taxes

The Company’s income tax benefit of $0.8 million for the three months ended March 31, 2026, reflects an effective tax rate of 16.6%. The Company’s income tax benefit of $1.2 million for the three months ended March 31, 2025, reflects an effective tax rate of 32.8%. The tax benefit for the three months ended March 31, 2026 and 2025 primarily relates to the overall worldwide loss (i.e. federal, state, and foreign) partially offset by discrete items.

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

Note 7 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
Loss per share - basic and diluted	2026	2025
Net loss	$(4,280)	$(2,382)
Weighted average common shares outstanding - basic and diluted	11,444	11,146
Loss per share available to common stockholder - basic and diluted	$(0.37)	$(0.21)

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units to the extent they are dilutive). Restricted stock units of 377,755 and 359,344 for the three months ended March 31, 2026 and 2025, respectively, were excluded from the computation of diluted loss per share. Of the RSUs excluded for 2026, 105,609 were anti-dilutive based on their terms, while 272,146 would have been dilutive if the Company had reported net income.

Note 8 — Common Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

During 2026, certain employees, including two executive officers, surrendered an aggregate of 74,652 shares of restricted stock units for $1.3 million to cover income taxes due for the vesting of restricted shares. No forfeitures occurred during 2026.

During 2025, certain employees, including two executive officers, surrendered an aggregate of 135,672 shares of restricted stock units for $3.8 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 1,357 shares of restricted stock granted in 2023 and 2024 with a value of approximately $38.1 thousand was forfeited during 2025.

A quarterly dividend of $0.25 per share for owners of record as of February 27, 2026 was declared on February 18, 2026 and paid on March 30, 2026. A quarterly dividend of $0.25 per share for owners of record as of March 3, 2025 was declared on February 18, 2025 and paid on March 31, 2025.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2026

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75.0 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of March 31, 2026, the Company did not sell any shares of common stock under the ATM Agreement.

On October 29, 2025, the Company filed with the SEC a shelf registration statement pursuant to which it may issue, from time to time, up to $150.0 million of securities (which will be reduced by any amount of securities sold pursuant to the ATM Agreement) consisting of, or any combination of, common stock, preferred stock, debt securities, warrants, rights and/or units, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering. This registration statement replaced an essentially similar one filed in October 2022, which expired by law on its three-year anniversary. No shares were sold under such prior registration statement.

As of March 31, 2026, the Company has not sold any securities pursuant to its shelf registration statement.

Note 9 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. For the three months ended March 31, 2026, there were no events or circumstances that indicated that an impairment loss may have been incurred.

Note 10 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(4,280)	$(2,382)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,801)	628
Comprehensive loss	$(6,081)	$(1,754)

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

March 31, 2026

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

The following table summarizes the total share-based compensation expense recognized for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Share-based compensation expense	$3,081	$2,552

Restricted Stock Units

The following table summarizes the RSU award activity for awards with service conditions for the three months ended March 31, 2026:

	2026
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	1,117,068	$21.03
Granted	263,556	16.88
Vested	(176,082)	24.86
Forfeited	—	—
Outstanding, March 31, 2026	1,204,542	19.56

The following table summarizes the RSU award activity for awards with market conditions for the three months ended March 31, 2026:

	2026
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	112,500	$20.79
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, March 31, 2026	112,500	20.79

As of March 31, 2026, there was $19.8 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

As of March 31, 2026, the fair market value of non-vested restricted stock units was $26.2 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2026

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	Carrying Amount as of March 31,	Fair Value Measurements As of March 31, 2026
	2026	Level 1	Level 2	Level 3
Money market funds	$40,265	$40,265	$—	$—
Investments in employee deferred compensation trusts	4,486	4,486	—	—

	Carrying Amount as of December 31,	Fair Value Measurements As of December 31, 2025
	2025	Level 1	Level 2	Level 3
Money market funds	$33,062	$33,062	$—	$—
Investments in employee deferred compensation trusts	4,467	4,467	—	—

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. Investments in employee deferred compensation trusts which are comprised of mutual funds are classified as trading securities are included in prepaid and other assets on the condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation totaled $(0.2) million and $(0.1) million, respectively, and are recognized in other general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income.

The Company’s cash and cash equivalents including restricted cash, accounts receivable, accounts payable, and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value due to the short-term nature of the instruments.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2026

Note 14 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of March 31, 2026 and December 31, 2025 consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$7,240	$2,126
Royalty advances (current and non-current)	4,513	1,295
Investments in employee deferred compensation trusts	4,486	4,467
Income tax receivable	2,100	8,588
Employee retention credit	285	285
Other assets	125	112
	$18,749	$16,873

Note 15 — Subsequent events

On April 28, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend will be payable on June 30, 2026, to shareholders of record at the close of business on May 29, 2026.

On April 30, 2026 the Company filed a pre-effective amendment to its registration statement on Form S-3 (originally filed on October 29, 2025) pursuant to which it may issue, from time to time, up to $150.0 million of securities, which will be reduced by any amount of securities sold pursuant to the Company’s ATM Agreement (see Note 8 – Common Stock)

Subsequent to March 31, 2026, the U.S. government established a claims process to refund certain tariffs deemed unlawful following a Supreme Court decision. The Company believes it may be eligible for refunds related to tariffs previously paid. As of the date of issuance, the Company has submitted a claim but the timing, eligibility, and amount of any potential recovery remain subject to uncertainty and administrative review. Accordingly, no receivable or gain has been recognized as of March 31, 2026.

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

Critical Accounting Estimates

Our critical accounting policies and estimates are included in the 2025 Annual Report on Form 10-K and did not materially change during the first three months of 2026.

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended March 31,
	(Unaudited)
	2026	2025
Net sales	100.0%	100.0%
Cost of sales:
Cost of goods	48.9	48.3
Royalty expense	15.9	16.0
Amortization of tools and molds	1.8	1.3
Cost of sales	66.6	65.6
Gross profit	33.4	34.4
Direct selling expenses	7.7	7.7
General and administrative expenses	30.8	29.9
Depreciation and amortization	0.1	0.1
Selling, general and administrative expenses	38.6	37.7
Loss from operations	(5.2)	(3.3)
Other income (expense), net	—	—
Interest income	0.4	0.3
Interest expense	—	(0.1)
Loss before benefit from income taxes	(4.8)	(3.1)
Benefit from income taxes	(0.8)	(1.0)
Net loss	(4.0)%	(2.1)%

The following unaudited table sets forth, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended March 31,
	(Unaudited)
	2026	2025
Net Sales
Toys/Consumer Products	$100,095	$107,438
Costumes	6,581	5,815
	106,676	113,253
Cost of Sales
Toys/Consumer Products	66,113	69,239
Costumes	4,957	5,001
	71,070	74,240
Gross Profit
Toys/Consumer Products	33,982	38,199
Costumes	1,624	814
	$35,606	$39,013

Comparison of the Three Months Ended March 31, 2026 and 2025

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $100.1 million for the three months ended March 31, 2026 compared to $107.4 million for the prior year period, representing a decrease of $7.3 million, or 6.8%. The decrease was driven by lower sales from North American customers despite higher sales from our International regions. Dolls, Role-Play/Dress-up sales were down 32.4% versus a year ago due to lower sales related to the Moana 2 Movie product as well Disney Princess products. Net sales from the Action Play & Collectibles division were up 28.9% due to higher net sales from the Super Mario Movie 2 products.

Costumes. Net sales of our Costumes segment were $6.6 million for the three months ended March 31, 2026 compared to $5.8 million for the prior year period, representing an increase of $0.8 million, or 13.8%. The increase was primarily due to increased sales related to Nintendo costumes.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $66.1 million, or 66.0% of related net sales for the three months ended March 31, 2026 compared to $69.2 million, or 64.4% of related net sales for the prior year period, representing a decrease of $3.1 million, or 4.5%. The increase as a percentage of net sales was due to a higher cost of product and tolling amortization compared with prior year.

Costumes. Cost of sales of our Costumes segment was $5.0 million, or 75.8% of related net sales for the three months ended March 31, 2026, compared to $5.0 million, or 86.2% of related net sales for the prior year period. The decrease as a percentage of net sales was due to lower royalty expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $41.2 million for the three months ended March 31, 2026 compared to $42.8 million for the prior year period constituting 38.6% and 37.7% of net sales, respectively. Selling, general and administrative expenses were slightly lower year over year, led by decreases in temp help and media spend.

Benefit From Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $0.8 million, or an effective tax rate of 16.6%, for the three months ended March 31, 2026. During the comparable period in 2025, our income tax benefit was $1.2 million, or an effective tax rate of 32.8%. The decrease in the effective tax rate is primarily attributable to a decrease in discrete tax benefits and an increase in pre-tax book loss for the current period.

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

Liquidity and Capital Resources

As of March 31, 2026, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $111.8 million, compared to $121.0 million as of December 31, 2025, representing a decrease in working capital of $9.2 million during the three-month period ended March 31, 2026. The decrease in working capital is mainly attributable to changes in receivables, inventory and payables, coupled with cash used in financing activities.

Operating activities provided net cash of $21.8 million during the three months ended March 31, 2026, as compared to net cash used of $1.7 million in the prior year period. The increase in net cash provided by operating activities year-over-year is primarily due to higher receivable collections, lower inventory purchases, less capital tied in prepaids and other assets, a lower cash out-flow for payables and a net refund of cash taxes paid in prior years. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of March 31, 2026, these agreements required future aggregate minimum royalty guarantees of $193.4 million exclusive of $4.5 million in advances already paid. Of this $193.4 million future minimum royalty guarantee, $66.8 million is due over the next twelve months.

Investing activities used net cash of $5.8 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products and purchases of investments to fund our obligation to our employees stemming from our non-qualified deferred compensation plan.

Financing activities used net cash of $4.3 million and $6.6 million for the three months ended March 31, 2026 and 2025, respectively. The cash used in financing activities during the three months ended March 31, 2026, mainly consists of $1.3 million used for the repurchase of our common stock for employee tax withholding and $2.9 million used to pay dividends. The cash used in financing activities during the three months ended March 31, 2025, consists of $3.8 million used for the repurchase of our common stock for employee tax withholding and $2.8 million used to pay dividends.

In June 2025, we terminated our existing $67.5 million JPMorgan ABL revolving credit facility in connection with entering into a new senior secured facility with BMO Bank N.A. The prior facility had no outstanding borrowings at the time of termination. We recorded a non-cash charge of $0.3 million for the write-off of previously deferred financing costs associated with the JPMorgan facility.

On June 24, 2025, we entered into a new $70.0 million senior secured revolving credit facility with a maturity date of June 24, 2030. This facility replaces our prior facility and is expected to provide improved pricing and enhanced liquidity flexibility. Interest is payable at either SOFR plus a leverage-based margin or a Base Rate alternative and includes a commitment fee on unused amounts. The facility includes financial covenants requiring a minimum interest coverage ratio of 3.00 to 1.00 and a maximum total net leverage ratio of 2.00 to 1.00. As of March 31, 2026, we were in compliance with all financial covenants.

Availability under the revolving facility as of March 31, 2026, was $68.3 million. The facility provides the Company with flexibility to fund working capital, capital expenditures, acquisitions, and general corporate purposes.

See Note 5 – Credit Facilities for additional information pertaining to our Credit Facilities.

As of March 31, 2026 and December 31, 2025, we held cash and cash equivalents, including restricted cash, of $64.0 million and $54.1 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $20.0 million and $16.9 million as of March 31, 2026 and December 31, 2025, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. As such, foreign withholding taxes on future repatriations are not expected to be significant.

Our primary sources of working capital are cash flows from operations and borrowings under our credit facility (see Note 5 – Credit Facilities).

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

As of March 31, 2026 off-balance sheet arrangements include letters of credit issued by JPMorgan of $0.9 million, temporarily secured with cash as collateral, and letters of credit issued by BMO of $1.7 million.

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

Item 1A. Risk Factors

Risk factors with respect to us and our business are contained in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors previously disclosed in such filing. The disclosures made in this Quarterly Report should be reviewed together with the risk factors contained therein.

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

JAKKS PACIFIC, INC.

Date: May 01, 2026	By:	/s/ John Kimble
John Kimble
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)