Form 10-Q
period 2026-06-30
JAKKS PACIFIC INC
filed 2026-07-31
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of the issuer’s common stock is 11,445,012 as of July 31, 2026.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2026

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
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$59,513	$52,197
Restricted cash	1,132	1,869
Accounts receivable, net of allowance for credit losses of $5,100 and $5,103 at June 30, 2026 and December 31, 2025, respectively	141,272	138,341
Inventory, net	58,272	59,805
Prepaid expenses and other assets	17,899	16,873
Total current assets	278,088	269,085
Property and equipment
Office furniture and equipment	11,413	10,189
Molds and tooling	141,236	134,771
Leasehold improvements	7,289	7,264
Total	159,938	152,224
Less accumulated depreciation and amortization	136,725	133,216
Property and equipment, net	23,213	19,008
Operating lease right-of-use assets, net	40,890	46,776
Other long-term assets	1,751	2,682
Deferred income tax assets, net	69,587	69,569
Goodwill	34,964	35,077
Total assets	$448,493	$442,197
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$69,737	$55,558
Accrued expenses	47,145	43,076
Reserve for sales returns and allowances	30,849	33,569
Income taxes payable	—	2,119
Short-term operating lease liabilities	14,406	13,784
Total current liabilities	162,137	148,106
Long-term operating lease liabilities	32,218	39,578
Accrued expenses – long term	5,288	4,463
Income taxes payable	975	945
Total liabilities	200,618	193,092

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,445,012 and 11,342,981 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	307,218	302,408
Accumulated deficit	(45,160)	(41,021)
Accumulated other comprehensive loss	(14,194)	(12,293)
Total stockholders’ equity	247,875	249,105
Total liabilities and stockholders’ equity	$448,493	$442,197

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2026	2025	2026	2025
Net sales	$139,238	$119,094	$245,914	$232,347
Cost of sales:
Cost of goods	68,773	58,784	120,960	113,410
Royalty expense	23,072	19,509	39,985	37,677
Amortization of tools and molds	2,432	1,778	4,402	3,224
Cost of sales	94,277	80,071	165,347	154,311
Gross profit	44,961	39,023	80,567	78,036
Direct selling expenses	8,500	6,710	16,664	15,406
General and administrative expenses	36,442	34,974	69,306	68,935
Depreciation and amortization	161	122	313	235
Selling, general and administrative expenses	45,103	41,806	86,283	84,576
Loss from operations	(142)	(2,783)	(5,716)	(6,540)
Other income (expense), net	6,976	25	7,001	30
Loss on debt extinguishment	—	(417)	—	(417)
Interest income	788	395	1,268	757
Interest expense	(55)	(145)	(115)	(300)
Income (loss) before provision for (benefit from) income taxes	7,567	(2,925)	2,438	(6,470)
Provision for (benefit from) income taxes	1,704	(606)	855	(1,769)
Net income (loss)	5,863	(2,319)	1,583	(4,701)
Earnings (loss) per share - basic	$0.51	$(0.21)	$0.14	$(0.42)
Shares used in earnings (loss) per share - basic	11,445	11,146	11,444	11,146
Earnings (loss) per share - diluted	$0.49	$(0.21)	$0.13	$(0.42)
Shares used in earnings (loss) per share - diluted	11,872	11,146	11,803	11,146
Comprehensive income (loss)	$5,763	$1,318	$(318)	$(436)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

Three and Six Months Ended June 30, 2026
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2025	$11	$302,408	$(41,021)	$(12,293)	$249,105	$—	$249,105
Share-based compensation expense	—	3,081	—	—	3,081	—	3,081
Repurchase of common stock for employee tax withholding	—	(1,260)	—	—	(1,260)	—	(1,260)
Cash dividend declared, $0.25 per share	—	—	(2,861)	—	(2,861)	—	(2,861)
Net loss	—	—	(4,280)	—	(4,280)	—	(4,280)
Foreign currency translation adjustment	—	—	—	(1,801)	(1,801)	—	(1,801)
Balance, March 31, 2026	11	304,229	(48,162)	(14,094)	241,984	—	241,984
Share-based compensation expense	—	2,998	—	—	2,998	—	2,998
Repurchase of common stock for employee tax withholding	—	(9)	—	—	(9)	—	(9)
Cash dividend declared, $0.25 per share	—	—	(2,861)	—	(2,861)	—	(2,861)
Net income	—	—	5,863	—	5,863	—	5,863
Foreign currency translation adjustment	—	—	—	(100)	(100)	—	(100)
Balance, June 30, 2026	$11	$307,218	$(45,160)	$(14,194)	$247,875	$—	$247,875

Three and Six Months Ended June 30, 2025
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2024	$11	$297,198	$(39,692)	$(17,184)	$240,333	$500	$240,833
Share-based compensation expense	—	2,552	—	—	2,552	—	2,552
Repurchase of common stock for employee tax withholding	—	(3,819)	—	—	(3,819)	—	(3,819)
Cash dividend declared, $0.25 per share	—	—	(2,786)	—	(2,786)	—	(2,786)
Net loss	—	—	(2,382)	—	(2,382)	—	(2,382)
Foreign currency translation adjustment	—	—	—	628	628	—	628
Balance, March 31, 2025	11	295,931	(44,860)	(16,556)	234,526	500	235,026
Share-based compensation expense	—	3,188	—	—	3,188	—	3,188
Repurchase of common stock for employee tax withholding	—	(9)	—	—	(9)	—	(9)
Cash dividend declared, $0.25 per share	—	—	(2,786)	—	(2,786)	—	(2,786)
Net loss	—	—	(2,319)	—	(2,319)	—	(2,319)
Foreign currency translation adjustment	—	—	—	3,637	3,637	—	3,637
Balance, June 30, 2025	$11	$299,110	$(49,965)	$(12,919)	$236,237	$500	$236,737

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	(Unaudited)
	2026	2025
Cash flows from operating activities
Net income (loss)	$1,583	$(4,701)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	137	422
Depreciation and amortization	4,715	3,459
Write-off and amortization of debt issuance costs	40	450
Share-based compensation expense	6,079	5,740
Loss on disposal of property and equipment	—	31
Deferred income taxes	(18)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,068)	6,718
Inventory	1,533	(19,031)
Prepaid expenses and other assets	406	(6,826)
Accounts payable	15,363	6,252
Accrued expenses	4,215	(2,878)
Reserve for sales returns and allowances	(2,720)	(6,701)
Income taxes payable	(2,089)	(2,610)
Other liabilities	(27)	3,744
Total adjustments	24,566	(11,230)
Net cash provided by (used in) operating activities	26,149	(15,931)
Cash flows from investing activities
Purchases of property and equipment	(10,104)	(4,470)
Investments in employee deferred compensation trusts	(428)	(1,545)
Net cash used in investing activities	(10,532)	(6,015)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(1,269)	(3,828)
Cash dividend paid	(5,722)	(5,572)
Payments for deferred issuance costs	(146)	—
Net cash used in financing activities	(7,137)	(9,400)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,480	(31,346)
Effect of foreign currency translation	(1,901)	4,265
Cash, cash equivalents and restricted cash, beginning of period	54,066	70,137
Cash, cash equivalents and restricted cash, end of period	$60,645	$43,056
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$(3,314)	$2,199
Cash paid for interest	$7	$—

The Company received income tax refunds of $7.1 million and $6 thousand during the six months ended June 30, 2026 and 2025, respectively, and has included these amounts in cash paid during the period for income taxes, net.

Supplemental disclosures of non-cash activities:

During the six months ended June 30, 2026 and 2025, the lease liability increased by $0.1 million and $2.5 million respectively, with a corresponding increase to the ROU asset.

As of June 30, 2026 and 2025, there was $5.9 million and $6.1 million, respectively, of property and equipment purchases included in accounts payable.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for each of the three years in the period ended December 31, 2025.

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

No other accounting pronouncements were issued or adopted for the three and six months ended June 30, 2026 that materially impacted the Company.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2026 and 2025 and as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	Three Months Ended June 30,
	2026			2025
	TCP	Costumes	Total	TCP	Costumes	Total
Net Sales	$97,507	$41,731	$139,238	$80,379	$38,715	$119,094
Cost of Sales (A)	64,006	30,271	94,277	53,293	26,778	80,071
Gross Profit	33,501	11,460	44,961	27,086	11,937	39,023

Direct selling expenses	6,226	2,274	8,500	4,987	1,723	6,710
Product development and testing expenses	2,305	958	3,263	2,180	889	3,069
Divisional general and administrative expenses (A), (B)	5,845	2,993	8,838	5,805	2,956	8,761
Allocated headquarter general & administrative expenses (A), (C)	17,037	7,465	24,502	15,782	7,484	23,266
Income (loss) from operations	2,088	(2,230)	(142)	(1,668)	(1,115)	(2,783)
Other income (expense), net			6,976			25
Loss on debt extinguishment			—			(417)
Interest income			788			395
Interest expense			(55)			(145)
Income (loss) before provision for (benefit from) income taxes			$7,567			$(2,925)

(A) Includes depreciation and amortization	$2,538	$55	$2,593	$1,858	$42	$1,900

(B) Consist mainly of payroll and related expenses, rent, depreciation and other general and administrative expenses.

(C) Consist mainly of payroll related expenses, rent, depreciation and other general and administrative expenses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

	Six Months Ended June 30,
	2026			2025
	TCP	Costumes	Total	TCP	Costumes	Total
Net Sales	$197,602	$48,312	$245,914	$187,817	$44,530	$232,347
Cost of Sales (A)	130,119	35,228	165,347	122,532	31,779	154,311
Gross Profit	67,483	13,084	80,567	65,285	12,751	78,036

Direct selling expenses	13,181	3,483	16,664	12,954	2,452	15,406
Product development and testing expenses	4,309	1,096	5,405	4,195	1,273	5,468
Divisional general and administrative expenses (A), (B)	11,143	5,640	16,783	11,362	6,188	17,550
Allocated headquarter general & administrative expenses (A), (C)	38,468	8,963	47,431	37,522	8,630	46,152
Income (loss) from operations	382	(6,098)	(5,716)	(748)	(5,792)	(6,540)
Other income (expense), net			7,001			30
Loss on debt extinguishment			—			(417)
Interest income			1,268			757
Interest expense			(115)			(300)
Income (loss) before provision for (benefit from) income taxes			$2,438			$(6,470)

(A) Includes depreciation and amortization	$4,645	$70	$4,715	$3,409	$50	$3,459

(B) Consist mainly of payroll and related expenses, rent, depreciation and other general and administrative expenses.

(C) Consist mainly of payroll related expenses, rent, depreciation and other general and administrative expenses.

	June 30,	December 31,
	2026	2025
Assets
Toys/Consumer Products	$381,647	$419,064
Costumes	66,846	23,133
	$448,493	$442,197

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Long-lived Assets
United States	$38,486	$42,788
China	19,935	16,659
United Kingdom	2,903	3,073
Hong Kong	1,489	1,853
Others combined	1,290	1,411
	$64,103	$65,784

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Sales by Customer Area
United States	$108,251	$86,990	$182,887	$175,934
Europe	16,021	14,657	33,400	26,467
Canada	7,080	8,826	10,072	12,105
Latin America	4,137	6,047	11,099	13,506
Asia	2,216	1,448	4,151	2,199
Australia & New Zealand	1,533	886	4,002	1,499
Middle East & Africa	—	240	303	637
	$139,238	$119,094	$245,914	$232,347

Major Customers

Net sales to major customers globally for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Walmart (*)	$47,700	34.3%	$33,320	28.0%	$74,807	30.4%	$69,999	30.1%
Target	32,760	23.5	30,630	25.7	59,405	24.2	60,074	25.9
	$80,460	57.8%	$63,950	53.7%	$134,212	54.6%	$130,073	56.0%

(*)	During the year ended December 31, 2025, the Company determined that, in prior periods, net sales to two subsidiaries of Walmart Inc., were not aggregated with net sales to Walmart Inc. in the major customer disclosure under ASC 280-10-50-42. Because these entities are under common control, such sales should be presented as revenues from a single customer. Accordingly, prior-period amounts have been revised to aggregate these net sales amounts to Walmart Inc. and its subsidiaries. This revision affected only the major customer disclosure and had no impact on the Company’s condensed consolidated financial statements for any period presented. The Company concluded that the revision was not material to previously issued financial statements.

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

June 30, 2026

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Finished goods	$58,272	$59,805

The inventory obsolescence reserve was $1.8 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively.

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

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred. For the three and six months ended June 30, 2026 sales commissions were $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2025 sales commissions were $0.5 million and $0.9 million, respectively.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the three and six months ended June 30, 2026, shipping and handling costs were $1.6 million and $3.4 million, respectively. For the three and six months ended June 30, 2025, shipping and handling costs were $1.7 million and $3.9 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

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

As of June 30, 2026, the amount of outstanding borrowings was nil and the total excess borrowing availability was $68.7 million.

As of June 30, 2026, off-balance sheet arrangements include letters of credit issued by BMO of $1.3 million and JPMorgan of $0.9 million.

As of June 30, 2026, the Company was in compliance with the financial covenants under the BMO Credit Agreement.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

Note 6 — Income Taxes

The Company’s income tax expense of $1.7 million for the three months ended June 30, 2026, reflects an effective tax rate of 22.5%. The Company’s income tax benefit of $0.6 million for the three months ended June 30, 2025, reflects an effective tax rate of 20.7%. The increase in tax expense for the quarter ended June 30, 2026 compared to the corresponding period in 2025 was primarily attributable to higher pretax earnings and an increase in tax expense from discrete items recognized during the current-year period.

The Company’s income tax expense of $0.9 million for the six months ended June 30, 2026 reflects an effective tax rate of 35.1%. The Company’s income tax benefit of $1.8 million for the six months ended June 30, 2025 reflects an effective tax rate of 27.3%. The increase in tax expense during the six months ended June 30, 2026 compared to the corresponding period in 2025 was primarily attributable to higher pretax earnings and an increase in tax expense from discrete items recognized during the current-year period.

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

Note 7 — Earnings (Loss) Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings (loss) per share - basic and diluted	2026	2025	2026	2025
Net income (loss)	$5,863	$(2,319)	$1,583	$(4,701)
Weighted average common shares outstanding - basic	11,445	11,146	11,444	11,146
Earnings (loss) per share - basic	$0.51	$(0.21)	$0.14	$(0.42)
Weighted average common shares outstanding - diluted	11,872	11,146	11,803	11,146
Earnings (loss) per share - diluted	$0.49	$(0.21)	$0.13	$(0.42)

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units to the extent they are dilutive). Potentially dilutive restricted stock units of 6,117 and 49,837 for the three and six months ended June 30, 2026, respectively, were excluded from the computation of diluted loss per share since they would have been anti-dilutive.

Potentially dilutive restricted stock units of 250,349 and 340,270 for the three and six months ended June 30, 2025, respectively, were excluded from the computation of diluted loss per share since they would have been anti-dilutive.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

Note 8 — Common Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

During 2026, certain employees, including one executive officer, surrendered an aggregate of 75,051 shares of restricted stock units for $1.3 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 30,511 shares of restricted stock granted in 2023, 2024 and 2025 with a value of approximately $0.6 million was forfeited during 2026.

During 2025, certain employees, including two executive officers, surrendered an aggregate of 136,071 shares of restricted stock units for $3.8 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 3,549 shares of restricted stock granted in 2022, 2023 and 2024 with a value of approximately $0.1 million was forfeited during 2025.

A quarterly dividend of $0.25 per share for owners of record as of May 29, 2026 was declared on April 29, 2026 and paid on June 29, 2026.

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of June 30, 2026, the Company did not sell any shares of common stock under the ATM Agreement.

On April 30, 2026, the Company filed with the SEC a shelf registration statement pursuant to which it may issue, from time to time, up to $150.0 million of securities (which will be reduced by any amount of securities sold pursuant to the ATM Agreement) consisting of, or any combination of, common stock, preferred stock, debt securities, warrants, rights and/or units, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering. This registration statement replaced an essentially similar one filed in October 2022, which expired by law on its three-year anniversary. No shares were sold under such prior registration statement.

As of June 30, 2026, the Company has not sold any securities pursuant to its shelf registration statement.

Note 9 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. For the three months ended June 30, 2026, there were no events or circumstances that indicated that an impairment loss may have been incurred.

Based on the Company’s April 1 annual assessment, it determined that the fair value of the reporting unit containing goodwill exceeded its carrying amount.

No goodwill impairment was determined to have occurred for the six months ended June 30, 2026 and 2025.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

Note 10 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$5,863	$(2,319)	$1,583	$(4,701)
Other comprehensive income (loss):
Foreign currency translation adjustment	(100)	3,637	(1,901)	4,265
Comprehensive income (loss)	$5,763	$1,318	$(318)	$(436)

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

June 30, 2026

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

The following table summarizes the total share-based compensation expense recognized for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Share-based compensation expense	$2,998	$3,188	$6,079	$5,740

Restricted Stock Units

The following table summarizes the RSU award activity for awards with service conditions for the six months ended June 30, 2026:

	2026
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	1,117,068	$21.03
Granted	263,556	16.88
Vested	(177,082)	24.83
Forfeited	(30,511)	18.27
Outstanding, June 30, 2026	1,173,031	19.59

The following table summarizes the RSU award activity for awards with market conditions for the six months ended June 30, 2026:

	2026
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	112,500	$20.79
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, June 30, 2026	112,500	20.79

As of June 30, 2026, there was $16.3 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.

As of June 30, 2026, the fair market value of non-vested restricted stock units was $29.9 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	Carrying Amount as of June 30,	Fair Value Measurements As of June 30, 2026
	2026	Level 1	Level 2	Level 3
Money market funds	$43,106	$43,106	$—	$—
Investments in employee deferred compensation trusts	5,275	5,275	—	—

	Carrying Amount as of December 31,	Fair Value Measurements As of December 31, 2025
	2025	Level 1	Level 2	Level 3
Money market funds	$33,062	$33,062	$—	$—
Investments in employee deferred compensation trusts	4,467	4,467	—	—

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. Investments in employee deferred compensation trusts which are comprised of mutual funds are classified as trading securities are included in prepaid and other assets on the condensed consolidated balance sheets. For the six months ended June 30, 2026 and 2025, changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation totaled $379 thousand and $(52) thousand, respectively, and are recognized in other general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The Company’s cash and cash equivalents including restricted cash, accounts receivable, accounts payable, and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value due to the short-term nature of the instruments.

Note 14 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of June 30, 2026 and December 31, 2025 consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$5,860	$2,126
Investments in employee deferred compensation trusts	5,275	4,467
Royalty advances (current and non-current)	3,778	1,295
Income tax receivable	2,556	8,588
Employee retention credit	285	285
Other assets	145	112
	$17,899	$16,873

Note 15 — Subsequent events

On July 22, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend will be payable on September 28, 2026, to shareholders of record at the close of business on August 28, 2026.

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

Critical Accounting Estimates

Our critical accounting policies and estimates are included in the 2025 Annual Report on Form 10-K and did not materially change during the first six months of 2026.

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2026	2025	2026	2025
Net sales	100%	100%	100%	100%
Cost of sales:
Cost of goods	49.4	49.3	49.2	48.8
Royalty expense	16.6	16.4	16.3	16.2
Amortization of tools and molds	1.7	1.5	1.7	1.4
Cost of sales	67.7	67.2	67.2	66.4
Gross profit	32.3	32.8	32.8	33.6
Direct selling expenses	6.1	5.6	6.8	6.6
General and administrative expenses	26.2	29.4	28.2	29.7
Depreciation and amortization	0.1	0.1	0.1	0.1
Selling, general and administrative expenses	32.4	35.1	35.1	36.4
Loss from operations	(0.1)	(2.3)	(2.3)	(2.8)
Other income (expense), net	5.0	—	2.8	—
Loss on debt extinguishment	—	(0.4)	—	(0.2)
Interest income	0.6	0.3	0.5	0.3
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Income (loss) before provision for (benefit from) income taxes	5.4	(2.5)	0.9	(2.8)
Provision for (benefit from) income taxes	1.2	(0.6)	0.3	(0.8)
Net income (loss)	4.2%	(1.9)%	0.6%	(2.0)%

The following unaudited table sets forth, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Sales
Toys/Consumer Products	$97,507	$80,379	$197,602	$187,817
Costumes	41,731	38,715	48,312	44,530
	139,238	119,094	245,914	232,347
Cost of Sales
Toys/Consumer Products	64,006	53,293	130,119	122,532
Costumes	30,271	26,778	35,228	31,779
	94,277	80,071	165,347	154,311
Gross Profit
Toys/Consumer Products	33,501	27,086	67,483	65,285
Costumes	11,460	11,937	13,084	12,751
	$44,961	$39,023	$80,567	$78,036

Comparison of the Three Months Ended June 30, 2026 and 2025

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $97.5 million for the three months ended June 30, 2026 compared to $80.4 million for the prior year period, representing an increase of $17.1 million, or 21.3%. The increase was driven by higher sales in the Action Play and Collectibles division, up 40.7% versus a year ago, driven by sales of Super Mario Movie and Nintendo products. Additionally, the Dolls, Role-Play/Dress Up division increased 11.8% compared to the same period a year ago.

Costumes. Net sales of our Costumes segment were $41.7 million for the three months ended June 30, 2026 compared to $38.7 million for the prior year period, representing an increase of $3.0 million, or 7.8%. The increase was primarily due to reduced orders a year ago from select recurring customers as a result of the US tariffs.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $64.0 million, or 65.6% of related net sales for the three months ended June 30, 2026 compared to $53.3 million, or 66.3% of related net sales for the prior year period, representing an increase of $10.7 million, or 20.1%. The decrease as a percentage of net sales was due to lower product costs as a percentage of net sales, while in the increase in dollars was due to higher volume.

Costumes. Cost of sales of our Costumes segment was $30.3 million, or 72.7% of related net sales for the three months ended June 30, 2026, compared to $26.8 million, or 69.3% of related net sales for the prior year period, representing an increase of $3.5 million, or 13.1%. The increase was due to higher product costs as a percentage of net sales on Costume product versus a year ago.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $45.1 million for the three months ended June 30, 2026 compared to $41.8 million for the prior year period constituting 32.4% and 35.1% of net sales, respectively. Selling, general and administrative expenses were up $3.3 million year over year due to slightly higher selling expenses and salaries and benefits.

Other Income (Expense), net

Other Income (Expense), net was $7.0 million for the three months ended June 30, 2026 compared to $25 thousand for the prior year period. The increase is mainly due to refunded import tariff expenditures. A portion of the refund related to U.S. inventory still on hand as of June 30, 2026 was applied to these inventory items to reduce their cost basis.

Provision for (Benefit from) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $1.7 million, or an effective tax rate of 22.5%, for the three months ended June 30, 2026. During the comparable period in 2025, our income tax benefit was $0.6 million, or an effective tax rate of 20.7%. The increase in the effective tax rate is primarily attributable to an increase in tax expense from discrete items recognized during the current-year period.

Comparison of the Six Months Ended June 30, 2026 and 2025

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $197.6 million for the six months ended June 30, 2026 compared to $187.8 million for the prior year period, representing an increase of $9.8 million, or 5.2%. The increase was driven by higher sales in the Action Play and Collectibles division, up 33.7% versus a year ago, due to higher sales related to the Super Mario Movie product, offset by 12.3% lower sales in the Dolls, Role-Play/Dress Up division.

Costumes. Net sales of our Costumes segment were $48.3 million for the six months ended June 30, 2026 compared to $44.5 million for the prior year period, representing an increase of $3.8 million, or 8.5%. The increase was primarily due to reduced orders a year ago from select recurring customers as a result of the US tariffs.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $130.1 million, or 65.8% of related net sales for the six months ended June 30, 2026 compared to $122.5 million, or 65.2% of related net sales for the prior year period, representing an increase of $7.6 million, or 6.2%. Cost of sales as a percentage of related net sales was relatively flat year-over-year with the increase in dollars due to greater overall sales.

Costumes. Cost of sales of our Costumes segment was $35.2 million, or 72.9% of related net sales for the six months ended June 30, 2026, compared to $31.8 million, or 71.5% of related net sales for the prior year period, representing an increase of $3.4 million, or 10.7%. The increase as a percentage of net sales was due to higher net inventory reserves on Costume product versus a year ago.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $86.3 million for the six months ended June 30, 2026 compared to $84.6 million for the prior year period constituting 35.1% and 36.4% of net sales, respectively. Selling, general and administrative expenses were up $1.7 million year over year, with slightly higher selling expenses and salaries and benefits.

Other Income (Expense), net

Other Income (Expense), net was $7.0 million for the six months ended June 30, 2026 compared to $30 thousand for the prior year period. The increase is due to refunded import tariff expenditures. A portion of the refund related to U.S. inventory still on hand as of June 30, 2026 was applied to these inventory items to reduce their cost basis.

Provision for (Benefit from) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.9 million, or an effective tax rate of 35.1%, for the six months ended June 30, 2026. During the comparable period in 2025, our income tax benefit was $1.8 million, or an effective tax rate of 27.3%. The increase in the effective tax rate is primarily attributable to an increase in tax expense from discrete items recognized during the current-year period.

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

While we have taken steps to level sales over the entire year, sales are expected to remain heavily influenced by the seasonality of our toy and costume products. The result of these seasonal patterns is that operating results and the demand for working capital may vary significantly by quarter. Orders placed with us are generally cancellable until the date of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes us to believe that backlog may not be an accurate indicator of our future sales. Similarly, financial results for a particular quarter may not be indicative of results for the entire year.

Liquidity and Capital Resources

As of June 30, 2026, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $116.0 million, compared to $121.0 million as of December 31, 2025, representing a decrease in working capital of $5.0 million during the six-month period ended June 30, 2026. The decrease in working capital is mainly attributable to cash used for investing and financing activities, offset with $11.1 million refunded by the federal government related to import tariffs levied under the International Emergency Economic Powers Act (IEEPA) and related interest.

Operating activities provided net cash of $26.1 million during the six months ended June 30, 2026, as compared to net cash used of $15.9 million in the prior year period. The increase in net cash provided by operating activities year-over-year is primarily due to refunds received related to IEEPA tariffs and income taxes, and lower overall inventory costs year-over-year. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of June 30, 2026, these agreements required future aggregate minimum royalty guarantees of $185.0 million exclusive of $3.8 million in advances already paid. Of this $185.0 million future minimum royalty guarantee, $60.7 million is due over the next twelve months.

Investing activities used net cash of $10.5 million and $6.0 million for the six months ended June 30, 2026 and 2025, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products and purchases of investments to fund our obligation to our employees stemming from our non-qualified deferred compensation plan.

Financing activities used net cash of $7.1 million and $9.4 million for the six months ended June 30, 2026 and 2025, respectively. The cash used in financing activities during the six months ended June 30, 2026, consists of $1.3 million used for the repurchase of our common stock for employee tax withholding and $5.7 million used to pay dividends. The cash used in financing activities during the six months ended June 30, 2025, consists of $3.8 million used for the repurchase of our common stock for employee tax withholding and $5.6 million used to pay dividends.

In June 2025, we terminated our existing $67.5 million JPMorgan ABL revolving credit facility in connection with entering into a new senior secured facility with BMO Bank N.A. The prior facility had no outstanding borrowings at the time of termination. We recorded a non-cash charge of $0.3 million for the write-off of previously deferred financing costs associated with the JPMorgan facility.

On June 24, 2025, we entered into a new $70.0 million senior secured revolving credit facility with a maturity date of June 24, 2030. This facility replaces our prior facility and is expected to provide improved pricing and enhanced liquidity flexibility. Interest is payable at either SOFR plus a leverage-based margin or a Base Rate alternative and includes a commitment fee on unused amounts. The facility includes financial covenants requiring a minimum interest coverage ratio of 3.00 to 1.00 and a maximum total net leverage ratio of 2.00 to 1.00. As of June 30, 2026, we were in compliance with all financial covenants.

Availability under the revolving facility as of June 30, 2026, was $68.7 million. The facility provides the Company with flexibility to fund working capital, capital expenditures, acquisitions, and general corporate purposes.

See Note 5 – Credit Facilities for additional information pertaining to our Credit Facilities.

As of June 30, 2026 and December 31, 2025, we held cash and cash equivalents, including restricted cash, of $60.6 million and $54.1 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $9.4 million and $16.9 million as of June 30, 2026 and December 31, 2025, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. As such, foreign withholding taxes on future repatriations are not expected to be significant.

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

As of June 30, 2026 off-balance sheet arrangements include letters of credit issued by JPMorgan of $0.9 million, temporarily secured with cash as collateral, and letters of credit issued by BMO of $1.3 million.

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

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, Germany, France, the Netherlands, Italy, Canada, Mexico and Chile. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in the United Kingdom, Germany, France, the Netherlands, Italy, Canada, Mexico, Chile and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the U.S. dollar exchange rates may positively or negatively affect our results of operations. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows. Therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of these foreign currencies.

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

JAKKS PACIFIC, INC.

Date: July 31, 2026	By:	/s/ John Kimble
John Kimble
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)