Form 10-Q
period 2026-09-30
JAKKS PACIFIC INC
filed 2026-10-27
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.001 Par Value	JAKK	The NASDAQ Global Select Market

The number of shares outstanding of the issuer’s common stock is 11,519,192 as of October 27, 2026.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2026

ITEMS IN FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$43,999	$52,197
Restricted cash	1,133	1,869
Accounts receivable, net of allowance for credit losses of $4,733 and $5,103 at September 30, 2026 and December 31, 2025, respectively	240,294	138,341
Inventory, net	63,770	59,805
Prepaid expenses and other assets	13,359	16,873
Total current assets	362,555	269,085
Property and equipment
Office furniture and equipment	11,107	10,189
Molds and tooling	144,427	134,771
Leasehold improvements	7,712	7,264
Total	163,246	152,224
Less accumulated depreciation and amortization	141,121	133,216
Property and equipment, net	22,125	19,008
Operating lease right-of-use assets, net	37,835	46,776
Other long-term assets	1,729	2,682
Deferred income tax assets, net	69,589	69,569
Goodwill	34,956	35,077
Total assets	$528,789	$442,197
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$96,507	$55,558
Accrued expenses	60,129	43,076
Reserve for sales returns and allowances	40,810	33,569
Income taxes payable	4,445	2,119
Short-term operating lease liabilities	14,707	13,784
Total current liabilities	216,598	148,106
Long-term operating lease liabilities	28,405	39,578
Accrued expenses, long-term	5,486	4,463
Income taxes payable, long-term	992	945
Total liabilities	251,481	193,092

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,467,105 and 11,342,981 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	310,211	302,408
Accumulated deficit	(18,122)	(41,021)
Accumulated other comprehensive loss	(14,792)	(12,293)
Total stockholders’ equity	277,308	249,105
Total liabilities and stockholders’ equity	$528,789	$442,197

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2026	2025	2026	2025
Net sales	$254,222	$211,210	$500,136	$443,557
Cost of sales:
Cost of goods	127,611	104,846	248,571	218,256
Royalty expense	41,287	34,099	81,272	71,776
Amortization of tools and molds	3,824	4,622	8,226	7,846
Cost of sales	172,722	143,567	338,069	297,878
Gross profit	81,500	67,643	162,067	145,679
Direct selling expenses	7,561	5,933	24,225	21,339
General and administrative expenses	36,388	32,200	105,694	101,135
Depreciation and amortization	178	147	491	382
Selling, general and administrative expenses	44,127	38,280	130,410	122,856
Income from operations	37,373	29,363	31,657	22,823
Other income (expense), net	48	388	7,049	418
Loss on debt extinguishment	—	(1)	—	(418)
Interest income	261	75	1,529	832
Interest expense	(60)	(102)	(175)	(402)
Income before provision for income taxes	37,622	29,723	40,060	23,253
Provision for income taxes	7,723	9,831	8,578	8,062
Net income	$29,899	$19,892	$31,482	$15,191
Earnings per share - basic	$2.61	$1.78	$2.75	$1.36
Shares used in earnings per share - basic	11,450	11,185	11,446	11,159
Earnings per share - diluted	$2.48	$1.74	$2.65	$1.32
Shares used in earnings per share - diluted	12,051	11,423	11,869	11,487
Comprehensive income	$29,301	$20,492	$28,983	$20,056

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

Three and Nine Months Ended September 30, 2026
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2025	$11	$302,408	$(41,021)	$(12,293)	$249,105	$—	$249,105
Share-based compensation expense	—	3,081	—	—	3,081	—	3,081
Repurchase of common stock for employee tax withholding	—	(1,260)	—	—	(1,260)	—	(1,260)
Cash dividend declared, $0.25 per share	—	—	(2,861)	—	(2,861)	—	(2,861)
Net loss	—	—	(4,280)	—	(4,280)	—	(4,280)
Foreign currency translation adjustment	—	—	—	(1,801)	(1,801)	—	(1,801)
Balance, March 31, 2026	11	304,229	(48,162)	(14,094)	241,984	—	241,984
Share-based compensation expense	—	2,998	—	—	2,998	—	2,998
Repurchase of common stock for employee tax withholding	—	(9)	—	—	(9)	—	(9)
Cash dividend declared, $0.25 per share	—	—	(2,861)	—	(2,861)	—	(2,861)
Net income	—	—	5,863	—	5,863	—	5,863
Foreign currency translation adjustment	—	—	—	(100)	(100)	—	(100)
Balance, June 30, 2026	11	307,218	(45,160)	(14,194)	247,875	—	247,875
Share-based compensation expense	—	3,043	—	—	3,043	—	3,043
Repurchase of common stock for employee tax withholding	—	(50)	—	—	(50)	—	(50)
Cash dividend declared, $0.25 per share	—	—	(2,861)	—	(2,861)	—	(2,861)
Net income	—	—	29,899	—	29,899	—	29,899
Foreign currency translation adjustment	—	—	—	(598)	(598)	—	(598)
Balance, September 30, 2026	$11	$310,211	$(18,122)	$(14,792)	$277,308	$—	$277,308

Three and Nine Months Ended September 30, 2025
(Unaudited)
				Accumulated	JAKKS
		Additional		Other	Pacific, Inc.	Non-	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2024	$11	$297,198	$(39,692)	$(17,184)	$240,333	$500	$240,833
Share-based compensation expense	—	2,552	—	—	2,552	—	2,552
Repurchase of common stock for employee tax withholding	—	(3,819)	—	—	(3,819)	—	(3,819)
Cash dividend declared, $0.25 per share	—	—	(2,786)	—	(2,786)	—	(2,786)
Net loss	—	—	(2,382)	—	(2,382)	—	(2,382)
Foreign currency translation adjustment	—	—	—	628	628	—	628
Balance, March 31, 2025	11	295,931	(44,860)	(16,556)	234,526	500	235,026
Share-based compensation expense	—	3,188	—	—	3,188	—	3,188
Repurchase of common stock for employee tax withholding	—	(9)	—	—	(9)	—	(9)
Cash dividend declared, $0.25 per share	—	—	(2,786)	—	(2,786)	—	(2,786)
Net loss	—	—	(2,319)	—	(2,319)	—	(2,319)
Foreign currency translation adjustment	—	—	—	3,637	3,637	—	3,637
Balance, June 30, 2025	11	299,110	(49,965)	(12,919)	236,237	500	236,737
Share-based compensation expense	—	2,392	—	—	2,392	—	2,392
Non-controlling interests – derecognition	—	—	—	—	—	(500)	(500)
Repurchase of common stock for employee tax withholding	—	(404)	—	—	(404)	—	(404)
Cash dividend declared, $0.25 per share	—	—	(2,802)	—	(2,802)	—	(2,802)
Net income	—	—	19,892	—	19,892	—	19,892
Foreign currency translation adjustment	—	—	—	600	600	—	600
Balance, September 30, 2025	$11	$301,098	$(32,875)	$(12,319)	$255,915	$—	$255,915

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	(Unaudited)
	2026	2025
Cash flows from operating activities
Net income	$31,482	$15,191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	(74)	785
Depreciation and amortization	8,717	8,228
Write-off and amortization of debt issuance costs	57	464
Share-based compensation expense	9,122	8,132
Loss on disposal of property and equipment	—	12
Deferred income taxes	(20)	2,782
Changes in operating assets and liabilities:
Accounts receivable	(101,879)	(64,935)
Inventory	(3,965)	(18,717)
Prepaid expenses and other assets	5,122	(3,832)
Accounts payable	42,341	15,050
Accrued expenses	17,199	3,071
Reserve for sales returns and allowances	7,241	1,874
Income taxes payable	2,373	2,466
Other liabilities	(286)	4,676
Total adjustments	(14,052)	(39,944)
Net cash provided by (used in) operating activities	17,430	(24,753)
Cash flows from investing activities
Purchases of property and equipment	(13,226)	(7,850)
Investments in employee deferred compensation trusts	(591)	(1,820)
Net cash used in investing activities	(13,817)	(9,670)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(1,319)	(4,232)
Repayment of credit facility borrowings	—	(8,000)
Proceeds from credit facility borrowings	—	8,000
Cash dividend paid	(8,583)	(8,374)
Payments for deferred issuance costs	(146)	(217)
Net cash used in financing activities	(10,048)	(12,823)
Net decrease in cash, cash equivalents and restricted cash	(6,435)	(47,246)
Effect of foreign currency translation	(2,499)	4,865
Cash, cash equivalents and restricted cash, beginning of period	54,066	70,137
Cash, cash equivalents and restricted cash, end of period	$45,132	$27,756
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$(525)	$2,789
Cash paid for interest	$7	$29

The Company received income tax refunds of $7.2 million and $131 thousand during the nine months ended September 30, 2026 and 2025, respectively, and has included these amounts in cash paid during the period for income taxes, net.

Supplemental disclosures of non-cash activities:

During the nine months ended September 30, 2026 and 2025, the lease liability increased by $0.1 million and $5.1 million, respectively, with a corresponding increase to the ROU asset.

As of September 30, 2026 and 2025, there was $5.7 million and $4.2 million, respectively, of property and equipment purchases included in accounts payable.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2026

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

No other accounting pronouncements were issued or adopted for the three and nine months ended September 30, 2026 that materially impacted the Company.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026

Note 2 — Business Segments, Geographic Data and Sales by Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio of products. The Company’s segments are (i) Toys/Consumer Products (“TCP”) and (ii) Costumes.

The Toys/Consumer Products segment includes action figures, vehicles, play sets, plush products, dolls, electronic products, infant and pre-school toys, child-sized and hand-held role play toys and everyday costume play, foot-to-floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, kids’ indoor and outdoor furniture, and related products.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2026 and 2025 and as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	Three Months Ended September 30,
	2026			2025
	TCP	Costumes	Total	TCP	Costumes	Total

Net Sales	$191,957	$62,265	$254,222	$156,080	$55,130	$211,210
Cost of Sales (A)	129,604	43,118	172,722	104,513	39,054	143,567
Gross Profit	62,353	19,147	81,500	51,567	16,076	67,643
Direct selling expenses	4,549	3,012	7,561	3,919	2,014	5,933
Product development and testing expenses	2,587	856	3,443	2,137	708	2,845
Divisional general and administrative expenses (A), (B)	8,717	2,900	11,617	5,233	2,763	7,996
Allocated headquarter general & administrative expenses (A), (C)	15,944	5,562	21,506	15,726	5,780	21,506
Income from operations	30,556	6,817	37,373	24,552	4,811	29,363
Other income (expense), net			48			388
Loss on debt extinguishment			—			(1)
Interest income			261			75
Interest expense			(60)			(102)
Income before provision for income taxes			$37,622			$29,723

(A) Includes depreciation and amortization	$3,953	$49	$4,002	$4,726	$43	$4,769

(B)	Consist mainly of payroll and related expenses, rent, depreciation and other general and administrative expenses.

(C)	Consist mainly of payroll related expenses, rent, depreciation and other general and administrative expenses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026

	Nine Months Ended September 30,
	2026			2025
	TCP	Costumes	Total	TCP	Costumes	Total

Net Sales	$389,559	$110,577	$500,136	$343,897	$99,660	$443,557
Cost of Sales (A)	259,723	78,346	338,069	227,045	70,833	297,878
Gross Profit	129,836	32,231	162,067	116,852	28,827	145,679
Direct selling expenses	17,730	6,495	24,225	16,873	4,466	21,339
Product development and testing expenses	6,896	1,952	8,848	6,332	1,981	8,313
Divisional general and administrative expenses (A), (B)	19,860	8,540	28,400	16,595	8,951	25,546
Allocated headquarter general & administrative expenses (A), (C)	54,412	14,525	68,937	53,248	14,410	67,658
Income (loss) from operations	30,938	719	31,657	23,804	(981)	22,823
Other income (expense), net			7,049			418
Loss on debt extinguishment			—			(418)
Interest income			1,529			832
Interest expense			(175)			(402)
Income before provision for income taxes			$40,060			$23,253

(A) Includes depreciation and amortization	$8,598	$119	$8,717	$8,135	$93	$8,228

(B)	Consist mainly of payroll and related expenses, rent, depreciation and other general and administrative expenses.

(C)	Consist mainly of payroll related expenses, rent, depreciation and other general and administrative expenses.

	September 30,	December 31,
	2026	2025
Assets
Toys/Consumer Products	$458,525	$419,064
Costumes	70,264	23,133
	$528,789	$442,197

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. The following tables present information about the Company by geographic area as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Long-lived Assets
United States	$35,741	$42,788
China	18,893	16,659
United Kingdom	2,811	3,073
Hong Kong	1,316	1,853
Others combined	1,199	1,411
	$59,960	$65,784

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Sales by Customer Area
United States	$202,837	$154,516	$385,724	$330,450
Europe	29,686	29,408	63,086	55,875
Latin America	10,771	14,066	21,870	27,572
Canada	5,960	9,237	16,032	21,342
Asia	2,745	1,526	6,896	3,725
Australia & New Zealand	1,616	2,095	5,618	3,594
Middle East & Africa	607	362	910	999
	$254,222	$211,210	$500,136	$443,557

Major Customers

Net sales to major customers globally for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Target	$76,981	30.3%	$60,298	28.5%	$136,386	27.3%	$120,372	27.1%
Walmart (*)	64,677	25.4	49,636	23.5	139,484	27.9	119,635	27.0
	$141,658	55.7%	$109,934	52.0%	$275,870	55.2%	$240,007	54.1%

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
September 30, 2026

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs, and in-bound freight and duty, is valued at the lower of cost or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Finished goods	$63,770	$59,805

The inventory obsolescence reserve was $2.6 million and $2.4 million as of September 30, 2026 and December 31, 2025, respectively.

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

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred. For the three and nine months ended September 30, 2026 sales commissions were $0.8 million and $1.8 million, respectively. For the three and nine months ended September 30, 2025 sales commissions were $0.8 million and $1.7 million, respectively.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. For the three and nine months ended September 30, 2026, shipping and handling costs were $2.1 million and $5.5 million, respectively. For the three and nine months ended September 30, 2025, shipping and handling costs were $2.2 million and $6.1 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026

Note 5 — Credit Facilities

JPMorgan Chase

On June 2, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “JPMorgan ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as agent and lender, providing a $67.5 million senior secured revolving credit facility (the “JPMorgan ABL Facility”) maturing in June 2026.

On June 24, 2025, in connection with the execution of a new credit facility with BMO Bank N.A., the Company voluntarily terminated the JPMorgan ABL Facility. At the time of termination, there were no borrowings outstanding under the JPMorgan ABL Facility. The termination of the JPMorgan ABL Facility did not result in any prepayment penalties or early termination fees. Unamortized debt issuance costs associated with the JPMorgan ABL Facility were written off and recorded in addition to related costs as a loss on extinguishment of debt in the amount of $0.4 million.

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

As of September 30, 2026, the amount of outstanding borrowings was nil and the total excess borrowing availability was $68.7 million.

As of September 30, 2026, off-balance sheet arrangements include letters of credit issued by BMO of $1.3 million, and by JPMorgan Chase of $0.9 million.

As of September 30, 2026, the Company was in compliance with the financial covenants under the BMO Credit Agreement.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026

Note 6 — Income Taxes

The Company’s income tax expense of $7.7 million for the three months ended September 30, 2026, reflects an effective tax rate of 20.5%. The Company’s income tax expense of $9.8 million for the three months ended September 30, 2025, reflects an effective tax rate of 33.1%. The decrease in tax expense for the three months ended September 30, 2026 compared to the corresponding period in 2025 is primarily attributable to a lower forecast annual effective tax rate, partially offset by higher pretax earnings.

The Company’s income tax expense of $8.6 million for the nine months ended September 30, 2026 reflects an effective tax rate of 21.4%. The Company’s income tax expense of $8.1 million for the nine months ended September 30, 2025 reflects an effective tax rate of 34.7%. The increase in tax expense during the nine months ended September 30, 2026 compared to the corresponding period in 2025 was primarily due to an increase in pre-tax book income.

From time to time, in the normal course of business, the Company may be audited by federal, state and foreign tax authorities. During the third quarter of 2026, the Company concluded an audit with a state taxing authority. The final outcome of the matter following any remaining administrative resolution is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 7 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings per share - basic and diluted	2026	2025	2026	2025
Net income	$29,899	$19,892	$31,482	$15,191
Weighted average common shares outstanding - basic	11,450	11,185	11,446	11,159
Earnings per share - basic	$2.61	$1.78	$2.75	$1.36
Weighted average common shares outstanding - diluted	12,051	11,423	11,869	11,487
Earnings per share - diluted	$2.48	$1.74	$2.65	$1.32

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of restricted stock units to the extent they are dilutive). Potentially dilutive restricted stock units of nil and 6,409 for the three and nine months ended September 30, 2026, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Potentially dilutive restricted stock units of 103,085 and 51,697 for the three and nine months ended September 30, 2025, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 8 — Common Stock

Common Stock

All issuances of common stock, including those issued pursuant to restricted stock or unit grants, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026

During 2026, certain employees, including one executive officer, surrendered an aggregate of 77,093 shares of restricted stock units for $1.3 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 36,207 shares of restricted stock granted in 2023, 2024 and 2025 with a value of approximately $0.7 million was forfeited during 2026.

During 2025, certain employees, including two executive officers, surrendered an aggregate of 159,589 shares of restricted stock units for $4.2 million to cover income taxes due for the vesting of restricted shares. Additionally, an aggregate of 3,549 shares of restricted stock granted in 2022, 2023 and 2024 with a value of approximately $0.1 million was forfeited during 2025.

A quarterly dividend of $0.25 per share for owners of record as of August 28, 2026 was declared on July 22, 2026 and paid on September 28, 2026.

At the Market Offering

On July 1, 2022, the Company entered into an At the Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley, as agent pursuant to which the Company may, from time to time, sell shares of its common stock, up to $75 million of common stock, in one or more offerings in amounts, prices and at terms that the Company will determine at the time of the offering.

As of September 30, 2026, the Company did not sell any shares of common stock under the ATM Agreement.

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

As of September 30, 2026, the Company has not sold any securities pursuant to its shelf registration statement.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026

Note 9 — Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. For the three months ended September 30, 2026, there were no events or circumstances that indicated that an impairment loss may have been incurred.

Based on the Company’s April 1 annual assessment, it determined that the fair value of the reporting unit containing goodwill exceeded its carrying amount.

No goodwill impairment was determined to have occurred for the nine months ended September 30, 2026 and 2025.

Note 10 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$29,899	$19,892	$31,482	$15,191
Other comprehensive income:
Foreign currency translation adjustment	(598)	600	(2,499)	4,865
Comprehensive income	$29,301	$20,492	$28,983	$20,056

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
September 30, 2026

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

The following table summarizes the total share-based compensation expense recognized for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Share-based compensation expense	$3,043	$2,392	$9,122	$8,132

Restricted Stock Units

The following table summarizes the RSU award activity for awards with service conditions for the nine months ended September 30, 2026:

	2026
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	1,117,068	$21.03
Granted	280,946	17.35
Vested	(201,217)	23.96
Forfeited	(36,207)	18.62
Outstanding, September 30, 2026	1,160,590	19.70

The following table summarizes the RSU award activity for awards with market conditions for the nine months ended September 30, 2026:

	2026
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	112,500	$20.79
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, September 30, 2026	112,500	20.79

As of September 30, 2026, there was $13.5 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.

As of September 30, 2026, the fair market value of non-vested restricted stock units was $32.0 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	Carrying Amount as of September 30,	Fair Value Measurements As of September 30, 2026
	2026	Level 1	Level 2	Level 3
Money market funds	$15,500	$15,500	$—	$—
Investments in employee deferred compensation trusts	5,473	$5,473	—	—

	Carrying Amount as of December 31,	Fair Value Measurements As of December 31, 2025
	2025	Level 1	Level 2	Level 3
Money market funds	$33,062	$33,062	$—	$—
Investments in employee deferred compensation trusts	4,467	4,467	—	—

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. Investments in employee deferred compensation trusts, which are comprised of mutual funds and are classified as trading securities, are included in prepaid and other assets on the condensed consolidated balance sheets. For the nine months ended September 30, 2026 and 2025, changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation totaled $415 thousand and $18 thousand, respectively, and are recognized in other general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026

The Company’s cash and cash equivalents including restricted cash, accounts receivable, accounts payable, and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value due to the short-term nature of the instruments.

Note 14 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of September 30, 2026 and December 31, 2025 consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Investments in employee deferred compensation trusts	$5,473	$4,467
Royalty advances	2,726	1,295
Prepaid expenses	2,693	2,126
Income tax receivable	2,061	8,588
Other assets	406	397
Prepaid expenses and other assets	$13,359	$16,873

Note 15 — Subsequent events

On October 20, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend will be payable on December 28, 2026, to shareholders of record at the close of business on November 27, 2026.

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

Critical Accounting Estimates

Our critical accounting policies and estimates are included in the 2025 Annual Report on Form 10-K and did not materially change during the first nine months of 2026.

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	50.2	49.6	49.7	49.2
Royalty expense	16.2	16.2	16.3	16.2
Amortization of tools and molds	1.5	2.2	1.6	1.8
Cost of sales	67.9	68.0	67.6	67.2
Gross profit	32.1	32.0	32.4	32.8
Direct selling expenses	3.0	2.8	4.9	4.8
General and administrative expenses	14.3	15.2	21.1	22.8
Depreciation and amortization	0.1	0.1	0.1	0.1
Selling, general and administrative expenses	17.4	18.1	26.1	27.7
Income from operations	14.7	13.9	6.3	5.1
Other income (expense), net	—	0.2	1.4	0.1
Loss on debt extinguishment	—	—	—	(0.1)
Interest income	0.1	—	0.3	0.2
Interest expense	—	—	—	(0.1)
Income before provision for income taxes	14.8	14.1	8.0	5.2
Provision for income taxes	3.0	4.7	1.7	1.8
Net income	11.8%	9.4%	6.3%	3.4%

The following unaudited table sets forth, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Sales
Toys/Consumer Products	$191,957	$156,080	$389,559	$343,897
Costumes	62,265	55,130	110,577	99,660
	254,222	211,210	500,136	443,557
Cost of Sales
Toys/Consumer Products	129,604	104,513	259,723	227,045
Costumes	43,118	39,054	78,346	70,833
	172,722	143,567	338,069	297,878
Gross Profit
Toys/Consumer Products	62,353	51,567	129,836	116,852
Costumes	19,147	16,076	32,231	28,827
	$81,500	$67,643	$162,067	$145,679

Comparison of the Three Months Ended September 30, 2026 and 2025

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $192.0 million for the three months ended September 30, 2026 compared to $156.1 million for the prior year period, representing an increase of $35.9 million. The increase was driven by higher sales from our North America business. Increases stem from both our Dolls, Role-Play/Dress-up and our Action Play & Collectibles divisions which were up compared to prior year by 29.0% and 19.2%, respectively.

Costumes. Net sales of our Costumes segment were $62.3 million for the three months ended September 30, 2026 compared to $55.1 million for the prior year period, representing an increase of $7.2 million. The increase was primarily due to increased order volume from recurring customers.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $129.6 million, or 67.5% of related net sales for the three months ended September 30, 2026 compared to $104.5 million, or 66.9% of related net sales for the prior year period, representing an increase in line with the increase in net sales. The slight increase as a percentage of net sales was due to a change in the mix of products sold.

Costumes. Cost of sales of our Costumes segment was $43.1 million, or 69.2% of related net sales for the three months ended September 30, 2026, compared to $39.1 million, or 71.0% of related net sales for the prior year period, representing an increase in line with the increase in net sales. The slight decrease as a percentage of net sales was due to a change in the mix of products sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $44.1 million for the three months ended September 30, 2026 compared to $38.3 million for the prior year period constituting 17.3% and 18.1% of net sales, respectively, stemming from increases in direct selling expenses and product development costs which supported the sales increase, as well as overhead increases such as employee compensation.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $7.7 million, or an effective tax rate of 20.5%, for the three months ended September 30, 2026. During the comparable period in 2025, our income tax expense was $9.8 million, or an effective tax rate of 33.1%. The decrease in the effective tax rate is primarily attributable to changes in projected taxable income and the resulting impact on certain U.S. international tax benefits.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Net Sales

Toys/Consumer Products. Net sales of our Toys/Consumer Products segment were $389.6 million for the nine months ended September 30, 2026 compared to $343.9 million for the prior year period, representing an increase of $45.7 million. The increase was driven by the Dolls, Role-Play/Dress-up division which was up 7.4% and the Action Play & Collectibles division which was up 27.6% due to higher sales of Super Mario Movie products.

Costumes. Net sales of our Costumes segment were $110.6 million for the nine months ended September 30, 2026 compared to $99.7 million for the prior year period, representing an increase of $10.9 million. The increase was primarily due to increased order volume from recurring customers.

Cost of Sales

Toys/Consumer Products. Cost of sales of our Toys/Consumer Products segment was $259.7 million, or 66.7% of related net sales for the nine months ended September 30, 2026 compared to $227.0 million, or 66.0% of related net sales for the prior year period, representing an increase in line with the increase in net sales. The slight increase as a percentage of net sales was due to higher freight and warehouse charges.

Costumes. Cost of sales of our Costumes segment was $78.3 million, or 70.8% of related net sales for the nine months ended September 30, 2026, compared to $70.8 million, or 71.0% of related net sales for the prior year period, representing an increase in line with the increase in net sales. As a percentage of net sales cost of sales remained largely flat.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $130.4 million for the nine months ended September 30, 2026 compared to $122.9 million for the prior year period constituting 26.1% and 27.7% of net sales, respectively, representing an increase stemming from increases in direct selling expenses and product development costs which supported the sales increase, as well as overhead increases such as employee compensation.

Other Income (Expense), net

Other Income (Expense), net was $7.0 million for the nine months ended September 30, 2026 compared to $418 thousand for the prior year period. The increase is due to refunded import tariff expenditures in June 2026. A portion of the refund related to U.S. inventory still on hand as of June 30, 2026 was applied to these inventory items to reduce their cost basis.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $8.6 million, or an effective tax rate of 21.4%, for the nine months ended September 30, 2026. During the comparable period in 2025, our income tax expense was $8.1 million, or an effective tax rate of 34.7%. The decrease in the effective tax rate is primarily attributable to changes in projected taxable income and the resulting impact on certain U.S. international tax benefits, partially offset by an increase in tax expense from discrete items recognized during the current-year period.

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

Liquidity and Capital Resources

As of September 30, 2026, we had working capital (inclusive of cash, cash equivalents and restricted cash) of $146.0 million, compared to $121.0 million as of December 31, 2025, representing an increase in working capital of $25.0 million during the nine-month period ended September 30, 2026. The increase in working capital is mainly attributable to improved net income results compared to prior year coupled with $11.1 million refunded by the federal government related to import tariffs levied under the International Emergency Economic Powers Act (IEEPA) and related interest.

Operating activities provided net cash of $17.4 million during the nine months ended September 30, 2026, as compared to net cash used of $24.8 million in the prior year period. The increase in net cash provided from operating activities year-over-year is primarily due to a higher net income in 2026 and to refunds received related to IEEPA tariffs and income taxes. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties/obligations generally ranging from 1% to 22% payable on net sales of such products. As of September 30, 2026, these agreements required future aggregate minimum royalty guarantees of $170.0 million exclusive of $2.7 million in advances already paid. Of this $170.0 million future minimum royalty guarantee, $57.4 million is due over the next twelve months.

Investing activities used net cash of $13.8 million and $9.7 million for the nine months ended September 30, 2026 and 2025, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products and purchases of investments to fund our obligation to our employees stemming from our non-qualified deferred compensation plan.

Financing activities used net cash of $10.0 million and $12.8 million for the nine months ended September 30, 2026 and 2025, respectively. The cash used in financing activities during the nine months ended September 30, 2026, consists primarily of $1.3 million used for the repurchase of our common stock for employee tax withholding and $8.6 million used to pay dividends. The cash used in financing activities during the nine months ended September 30, 2025, consists primarily of $4.2 million used for the repurchase of our common stock for employee tax withholding and $8.4 million used to pay dividends.

In June 2025, we terminated our existing $67.5 million JPMorgan ABL revolving credit facility in connection with entering into a new senior secured facility with BMO Bank N.A. The prior facility had no outstanding borrowings at the time of termination. We recorded a charge of $0.4 million associated with the extinguishment of the JPMorgan facility.

On June 24, 2025, we entered into a new $70.0 million senior secured revolving credit facility with a maturity date of June 24, 2030. This facility replaces our prior facility and is expected to provide improved pricing and enhanced liquidity flexibility. Interest is payable at either SOFR plus a leverage-based margin or a Base Rate alternative and includes a commitment fee on unused amounts. The facility includes financial covenants requiring a minimum interest coverage ratio of 3.00 to 1.00 and a maximum total net leverage ratio of 2.00 to 1.00. As of September 30, 2026, we were in compliance with all financial covenants.

Availability under the revolving facility as of September 30, 2026, was $68.7 million. The facility provides the Company with flexibility to fund working capital, capital expenditures, acquisitions, and general corporate purposes.

See Note 5 – Credit Facilities for additional information pertaining to our Credit Facilities.

As of September 30, 2026 and December 31, 2025, we held cash and cash equivalents, including restricted cash, of $45.1 million and $54.1 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $18.3 million and $16.9 million as of September 30, 2026 and December 31, 2025, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. As such, foreign withholding taxes on future repatriations are not expected to be significant.

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

As of September 30, 2026, off-balance sheet arrangements include letters of credit issued by JPMorgan of $0.9 million, temporarily secured with cash as collateral, and letters of credit issued by BMO of $1.3 million.

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

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, Germany, France, the Netherlands, Italy, Canada, Chile and Mexico. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in the United Kingdom, Germany, France, the Netherlands, Italy, Canada, Mexico, Chile and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the U.S. dollar exchange rates may positively or negatively affect our results of operations. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows. Therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of these foreign currencies.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

Prior Period Supplementary Disclosure: The Company is supplementing its disclosure from the fiscal quarter ended June 30, 2026 to report that on May 13, 2026, Stephen Berman, our President and Chief Executive Officer, for tax planning purposes, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to the sale of up to 161,760 shares of our common stock from time to time, in accordance with the terms specified in the trading arrangement. The term of Mr. Berman’s Rule 10b5-1 trading arrangement expires on March 3, 2028. The first date that any transactions under Mr. Berman’s Rule 10b5-1 trading arrangement can occur is February 25, 2027, observing the mandated cooling-off period. As of the date of this filing, no trades have been executed under the plan.

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

JAKKS PACIFIC, INC.

Date: October 27, 2026	By:	/s/ John Kimble
John Kimble
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)